Form 10-Q
period 2010-03-31
Cell-nique Corp
filed 2010-05-14
CIK 1470512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______
Commission file number

Commission file number: 333-161413
___________

Cell-nique Corporation
(Exact name of registrant as specified in its charter)

Delaware	27-0693687
(State of incorporation)	(I.R.S. Employer Identification No.)

12 Old Stage Coach Road, Weston, CT  06883
(Address and telephone number of principal executive offices)

888-417-9343
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 5,000,000 shares of Common Stock outstanding as of May 15, 2010.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
Cell-nique Corporation
CONDENSED BALANCE SHEETS

	Unaudited	Audited
	March 31,	December 31,
	2010	2009
Assets
Current assets
Cash	$27,616	$7,624
Accounts receivable	31,822	38,201
Inventory	49,387	75,507
Total current assets	108,825	121,332

Machinery and equipment, net	65,223	70,859

Total assets	174,048	192,191

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	19,748	16,627
Notes payable - Shareholder	1,492,810	1,451,786
Total current liabilities	1,512,558	1,468,413

Stockholders' equity
Common stock 49,000,000 shares authorized,
5,000,000 issued and outstanding, par value $.00001	50	50
Additional paid-in capital	(702,656)	(745,656)
Accumulated deficit	(635,904)	(530,616)
Total stockholders' equity	(1,338,510)	(1,276,222)

Total liabilities and stockholders' equity	$174,048	$192,191

The accompanying notes are an integral part of these condensed financial statements

CELL-NIQUE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Unaudited
	Three months ended March 31,
	2010	2009

Sales, net	$127,581	$68,799

Cost of sales	66,995	34,557

Gross profit	60,586	34,242

Expenses
Selling	60,409	86,655
General and administrative	72,245	63,878
Research and development	630	1,575
Depreciation	5,636	5,284

Total expenses	138,920	157,392

Loss from operations	(78,334)	(123,150)

Interest expense	26,954	21,257

	(105,288)	(144,407)
Extraordinary Expense
Income tax

Net loss	$(105,288)	$(144,407)

Net loss per common share	$(0.02)	$(0.03)

Weighted average shares outstanding	5,000,000	5,000,000

The accompanying notes are an integral part of these condensed financial statements

CELL-NIQUE CORPORATION
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months ended March 31, 2010
(unaudited)

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance December 31, 2006	5,000,000	$50	$249,950	$(295,125)	$(45,125)

Net loss for the year ended December 31, 2007				(630,837)	(630,837)
Non Cash Compensation and Expenses			92,000		92,000
Balance December 31, 2007	5,000,000	50	341,950	(925,962)	(583,962)

Net loss for the year ended December 31, 2008				(505,644)	(505,644)
Non Cash Compensation and Expenses			172,000		172,000
Balance, December 31, 2008	5,000,000	50	513,950	(1,431,606)	(917,606)

Recapitalization of Accumulated deficit Janurary 1, 2009			(1,431,606)	1,431,606	—
Net loss for the year ended December 31, 2009				(530,616)	(530,616)
Non Cash Compensation and Expenses			172,000		172,000
Balance, December 31, 2009	5,000,000	50	(745,656)	(530,616)	(1,276,222)

Net loss for the three months ended March 31, 2010				(105,288)	(105,288)
Non Cash Compensation and Expenses			43,000		43,000
Balance, March 31, 2010	5,000,000	50	(702,656)	(635,904)	(1,338,510)

The accompanying notes are an integral part of these condensed financial statements

CELL-NIQUE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Unaudited
	Three months ended
	March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(105,288)	$(144,546)

Adjustments to reconcile net income/(loss) to
net cash used in operating activities:
Depreciation	5,636	5,284
Officers compensation contribution	40,000	40,000
Rent expense contribution	3,000	3,000
Interest added to shareholder loan	25,033	21,257
Changes in assets and liabilities:
Accounts receivable	6,378	(1,198)
Inventory	26,121	28,679
Accounts payable and accrued expenses	3,121	(8,948)
Net cash (used in)/provided by
operating activities	4,001	(56,472)

Cash flow from investing activities
Acquisition of machinery and equipment	0	(9,052)
Net cash (used in) investing activities	0	(26,933)

Cash flow from financing activities
Additional loans from shareholder	15,990	44,851
Net cash provided by financing activities	15,990	44,851

Cash and cash equivalents:
Net (decrease) increase	19,992	—
Balance at beginning of period	7,624	—
Balance at end of period	27,616	—

Supplemental cash flow information:
Cash paid for income taxes	—	—
Cash paid for interest	$1,921	$0

Non-cash financing activities:
Expenses contributed by shareholder	$43,000	$43,000
Interest added to shareholder loan	25,033	21,257

The accompanying notes are an integral part of these condensed financial statements

CELL-NIQUE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2010 and 2009 (UNAUDITED)

1.	Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cell-nique Corporation (the "Company"), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2010 and the results of operations and cash flows for the three months ended March 31, 2010 and 2009. The balance sheet as of December 31, 2009 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s S/1, as filed with the Securities and Exchange Commission on April 29, 2010.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010.

Income (Loss) per Common Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common  stock holders by the weighted average number of shares of common  stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common  stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation when their effect is anti-dilutive.

For the three months ended March 31, 2010 and 2009 the calculations of basic and diluted loss per share are the same because potential no dilutive securities would have an anti-dilutive effect.

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.   We believe the adoption of this new guidance will not have a material impact on our financial statements.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 roll forward.   The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 roll forward on a gross basis, which is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance was limited to the form and content of disclosures, and will not have a material impact on our consolidated results of operations and financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the three months ended March 31, 2010.

During the three months ended March 31, 2010 and 2009, the Company had two customers, which accounted for approximately 72% and 12% of sales in 2010, and 52% and 11% of sales in 2009, respectively. No other customers accounted for more than 10% of sales in either year. As of March 31, 2010 and December 31, 2009, the Company had approximately $27,720 (93%) and $2,102 (7%); and $13,520 (71%) and $3,072 (16%), respectively, of accounts receivable from these customers.

Fair Value of Financial Instruments

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis. Financial assets recorded at fair value in the consolidated balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value. Authoritative guidance provided by the FASB defines the following levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these financial assets:

Level 1—Quoted prices in active markets for identical assets or liabilities.
Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
Level 3—Unobservable inputs based on the Company's assumptions.

The Company has no fair value items required to be disclosed.

2.	Inventory

Inventory consists of the following as of:

	March 31, 2010	December 31, 2009
Raw Materials and packaging	$10,400	$35,167
Finished Goods	38,987	40,340
	$49,387	$75,507

3.	Fixed Assets

Fixed assets are comprised of the following as of:

	March 31, 2010	December 31, 2009
Machinery and equipment	114,726	114,726
Accumulated depreciation	(49,503)	(43,867)
	$65,223	$70,859

4.	Line of Credit

The Company has a line of credit with Physicians Capital Corporation, which is owned by Dan Ratner and Donna Ratner, the Company’s co-founders and sole shareholders.  As of December 31, 2009 and March 31, 2010, the outstanding principal balance of the line of credit was $1,451,786 and $1,492,809, including accrued interest of $216,103 and $241,136 respectively.  Interest accrued for the year periods ended December 31, 2009 and March 31, 2010 was $91,157 and $25,033 respectively. Interest is accrued monthly on the average outstanding balance for the quarter pro-rated at the rate of 8% annually. The line of credit is in good standing and is due December 31, 2010. It is contemplated that use of proceeds are to repay debt and if proceeds from the offering are insufficient to repay all the debt when due, either the due date will be automatically extended for additional 12 months and/or partial repayment is also acceptable to Management and Note Holder.

5.	Stock Based Compensation

Stock Options

As of March 31, 2010, no options have been issued.

6.	Related Party Transactions

The Company has a line of credit with Physicians Capital Corporation, which is owned by Dan Ratner and Donna Ratner, the Company’s co-founders and sole shareholders.  As of December 31, 2009 and March 31, 2010, the outstanding principal balance of the line of credit was $1,451,786 and $1,492,809, including accrued interest of $216,103 and $241,136 respectively.  Interest accrued for the year periods ended December 31, 2009 and March 31, 2010 was $91,157 and $25,033 respectively. Interest is accrued monthly on the average outstanding balance for the quarter pro-rated at the rate of 8% annually. The line of credit is in good standing and is due December 31, 2010. It is contemplated that use of proceeds are to repay debt and if proceeds from the offering are insufficient to repay all the debt when due, either the due date will be automatically extended for additional 12 months and/or partial repayment is also acceptable to Management and Note Holder.

Office Space: The Company uses shared office space owned by Dan Ratner and Donna Ratner, the Company’s co-founders and sole shareholders which is accounted for at fair market value in the Company's financial statements. Our financial statements reflect stand-alone office space expense, if the Company went out and rented stand-alone space, management estimates the rental could be valued at $12,000 and $3,000 respectively, for the year ending December 31, 2009, three months ending March 31, 2010. The officers did not remunerate themselves in the form of cash payments for the stand-alone fair value of the office space, however, non-cash office space consideration was expensed and the officers contributed non-cash consideration to additional paid-in capital.

Officers Compensation Expense: Our financial statements reflect non-cash officers compensation expense which the officers contributed it to the company as additional paid-in capital since the officers have elected to forgo their compensations valued at $160,000 and $40,000 respectively, for their positions for the year ending December 31, 2009, three months ending March 31, 2010.  And the officers do not remunerate themselves in the form of some other payments for the fair value of the services rendered.

7.	Subsequent Events

In 2009, the FASB issued ASC Topic 855-10-05 formerly Statement 165, Subsequent Events, which defines the period after the balance sheet date that subsequent events should be evaluated and provides guidance in determining if the event should be reflected in the current financial statements.  Statement 165 also requires disclosure regarding the date through which subsequent events have been evaluated.  The Company adopted the provisions of Statement 165 as of December 31, 2009.

The Company has evaluated subsequent events through the time the March 31, 2010 financial statements were issued on May 13, 2010.  No events have occurred subsequent to March 31, 2010 that requires disclosure or recognition in these financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business.

Overview

The results for the quarter ended March 31, 2010 reflect our increasing sales and increased gross margins from sales.  The margin improvements are largely a result of less discounting and lower promotional allowances on products sold.  We believe that the adverse economic period affecting the grocery industry in 2009 is improving in 2010.  Our sales revenues are also favorably impacted by sales of new branded products and private label products in 2010, which were not a part of 2009 revenues.  As we enter our busier quarters, we believe that revenues will continue to increase at accelerating rates throughout 2010.

Results of Operations

Three months ended March 31, 2010 Compared to Three months ended March 31, 2009

Sales of $127,581 for the three months ended March 31, 2010 represented an increase of 185% or $58,782, as compared to the prior year same period amount of $68,799.  The increase in revenues is primarily due to same store sales growth of our brand products.  The number of grocery stores carrying our products is also increasing, but very hard to quantify.

Cost of Goods Sold

Cost of goods sold consists primarily of the costs of our ingredients, packaging, production and freight.  Our cost of goods sold of $66,995 for the three months ended March 31, 2010 represents an increase of 194% or $32,438, as compared to the prior year same period amount of 34,557.  Cost of goods sold, on a per unit basis, remained at approximately the same levels as in 2009 in the 49% - 53% range which take into account slight variations in certain raw material and freight cost of ingredient costs have been offset by decreases in glass and other costs.  Overall, we have not experienced significant increases in raw material and packaging costs in 2010, while we are continuing to negotiate reductions and find lower-cost sources wherever possible.  The high quality of our natural ingredients is of primary concern, as we constantly seek good sources.

Gross Profit

Our gross profit increased to $60,586 in the three months ended March 31, 2010, from $34,242 in 2009, an increase of $26,344 or 177%.  The gross profit as a percentage of sales increased to 47% in 2010, from 50% in 2009.  This gross profit margin change is primarily due to slight changes in raw material and freight prices in 2010 than in 2009.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs decreased to $60,409 in the three months ended March 31, 2010 from $86,655 in 2009, a net decrease of $26,246 or 30%.  The decrease is primarily due to decreases in brokerage compensation and travel costs and a decrease in trade shows expenses.

The focus of our sales efforts is primarily on increasing product placements in significant grocery chains nationwide.  The trend in grocery stores is to offer more natural products. Our sales force is leveraging our strong position in natural food grocery stores throughout the nation, to establish new relationships with mainstream grocery stores.

General and Administrative Expenses

General and administrative expense consists primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased to $32,875 during the three months ended March 31, 2010 from $25,453 in the same period of 2009, a net increase of $8,367 or 12%. The overall increase in 2010 is primarily due to changes in professional fees expense and insurance costs.

We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.

Loss from Operations

Our loss from operations decreased to $78,334 in the three months ended March 31, 2010 from $123,150 in the same period of 2009.  The improvement is a direct result of increased sales, along with the cost reductions described above.

Interest Expense

Interest expense increased to $26,954 in the three months ended March 31, 2010, compared to interest expense of $21,257 in the same period of 2009.  The increase is due to the increase in long-term debt, as a result of our financing obligation; and increased borrowing under a line of credit agreement.

Liquidity and Capital Resources

As of March 31, 2010, we had stockholders equity of $1,338,510 and we had working capital deficit of $1,403,733, compared to stockholders equity of $1,276,222 and working capital of $1,347,081 at December 31, 2009. Cash and cash equivalents were $27,615 as of March 31, 2010, as compared to $7,624 at December 31, 2009. This slight decrease in our working capital of $56,652 was primarily a result of increased borrowings which are classified as short term debt.  In addition to our cash position on March 31, 2010, we had availability the ability to draw funds under our line of credit.

Our increase in cash and cash equivalents to $27,615 at March 31, 2010 compared to $7,624 at December 31, 2009 was primarily a result increased sales and collections of accounts receivable.

We believe that the Company has very limited working capital to support existing operations through 2010. Our primary capital source will be cash flow from operations as we gain profitability in 2010.  If our sales goals do not materialize as planned, we believe that the Company can become leaner and our costs can be managed to produce profitable operations.  We have a common stock offering, which we hope to finance our operations growth primarily through private sales of common stock, preferred stock, convertible debt, a line of credit from a financial institution, and cash generated from operations.

Net cash used in operations during 2010 was $28,644 compared with $59,905 used in operations during the same period in 2009.   Cash used in operations during 2010 was primarily due to the net loss in period and to an increase in accounts receivable, decrease in inventory and prepaid raw materials costs.

Net cash used in investing activities of $0 during 2010 compared with $9,041 during 2009 is primarily the result of capitalized equipment purchases in 2009 years.

Net cash provided by financing activities of $43,000 during 2010 was primarily due to proceeds from the capitalization of non-cash compensation and rent.

Our operating losses have negatively impacted our liquidity and we are continuing to work on decreasing operating losses, while focusing on increasing net sales. We believe that our current cash position and line of credit availability will be limited to meet our cash needs throughout 2010. We believe that we need to raise money through the capital markets.

We may not generate sufficient revenues from product sales in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we eventually may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion and marketing and product development plans. In addition, our losses may increase in the future as we expand our manufacturing capabilities and fund our marketing plans and product development. These losses, among other things, have had and may continue to have an adverse effect on our working capital, total assets and stockholders’ equity. If we are unable to achieve profitability, the market value of our common stock would decline and there would be a material adverse effect on our financial condition.

If we continue to suffer losses from operations, our working capital may be insufficient to support our ability to expand our business operations as rapidly as we would deem necessary at any time, unless we are able to obtain additional financing. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives and would be required to reduce our level of operations, including reducing infrastructure, promotions, personnel and other operating expenses. These events could adversely affect our business, results of operations and financial condition.  If adequate funds are not available or if they are not available on acceptable terms, our ability to fund the growth of our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressures, could be significantly limited.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts in our financial statements including various allowances and reserves for accounts receivable and inventories, the estimated lives of long-lived assets and trademarks and trademark licenses, as well as claims and contingencies arising out of litigation or other transactions that occur in the normal course of business. The following summarize our most significant accounting and reporting policies and practices:

Revenue Recognition.  Revenue is recognized on the sale of a product when the product is accepted by buyers, which is when the risk of loss transfers to our customers, and collection of the receivable is reasonably assured.  A product is not shipped without an order from the customer and credit acceptance procedures performed.  The allowance for returns is regularly reviewed and adjusted by management based on historical trends of returned items. Amounts paid by customers for shipping and handling costs are included in sales, if any. The Company reimburses its wholesalers and retailers for promotional discounts, samples and certain advertising and promotional activities used in the promotion of the Company’s products. The accounting treatment for the reimbursements for off-invoice discounts to wholesalers results in a reduction in the net revenue line item. Reimbursements to wholesalers and retailers for certain samples, promotional placement, advertising activities are included in selling and marketing expenses.

Trademark License and Trademarks.  We own trademarks that we consider material to our business. Three of our material trademarks are registered trademarks in the U.S. Patent and Trademark Office: Cell-nique Super Green Drink®. Registrations for trademarks in the United States will last indefinitely as long as we continue to use and police the trademarks and renew filings with the applicable governmental offices. We have not been challenged in our right to use any of our material trademarks in the United States. We intend to obtain international registration of certain trademarks in foreign jurisdictions.

We account for these items in accordance with FASB guidance, we do not amortize indefinite-lived trademark licenses and trademarks.

In accordance with FASB guidance, we evaluate our non-amortizing trademark license and trademarks quarterly for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated by reviewing net sales of the various beverages and applying industry multiples. Based on our quarterly impairment analysis the estimated fair values of trademark license and trademarks exceeded the carrying value and no impairments were identified during the three months ended March 31, 2010.

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the three months ended March 31, 2010.

Management believes that the accounting estimate related to impairment of our long lived assets, including our trademark license and trademarks, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and we expect they will continue to do so.

In estimating future revenues, we use internal budgets. Internal budgets are developed based on recent revenue data for existing product lines and planned timing of future introductions of new products and their impact on our future cash flows.

Accounts Receivable. We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount our management believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding.

Inventories.  Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and/or our ability to sell the product(s) concerned and production requirements. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers. Additionally, our management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

Stock-Based Compensation. We may periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We adopted FASB guidance effective January 1, 2006, and are using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date that remain unvested on the effective date. We account for stock option and warrant grants issued and vesting to non-employees in accordance with accounting guidance whereby the fair value of the stock compensation is based on the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instrument is complete.

We estimate the fair value of stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of options that have no vesting restrictions and are fully transferable. This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock and the expected life of stock options. Projected data related to the expected volatility of stock options is based on the historical volatility of the trading prices of the Company’s common stock and the expected life of stock options is based upon the average term and vesting schedules of the options. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore the existing valuation models do not provide a precise measure of the fair value of our employee stock options.

We believe there have been no significant changes, during the three month period ended March 31, 2010, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in their offering on Form S-1 for the year ended December 31, 2009.

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.   We believe the adoption of this new guidance will not have a material impact on our financial statements.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 roll forward.   The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 roll forward on a gross basis, which is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance was limited to the form and content of disclosures, and will not have a material impact on our consolidated results of operations and financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not subject to any legal proceedings, therefore no disclosure under this Item 1.

 Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  [REMOVED AND RESERVED]

Item 5.  Other Information

None

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
____________
*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cell-nique Corporation (Registrant)

Date: May 14, 2010	/s/ Dan Ratner
Dan Ratner
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2010	/s/ Dan Ratner
Dan Ratner Chief Financial Officer (Principal Financial Officer)