Form 10-Q
period 2010-06-30
Cell-nique Corp
filed 2010-08-13
CIK 1470512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 5,015,000 shares of Common Stock outstanding as of August 13, 2010.

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

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
Cell-nique Corporation
CONDENSED BALANCE SHEETS

	Unaudited	Audited
	June 30,	December 31,
	2010	2009
Assets
Current assets
Cash	$34,877	$7,624
Accounts receivable	55,414	38,201
Inventory	68,261	75,507
Total current assets	158,552	121,332

Machinery and equipment, net	59,487	70,859

Total assets	218,039	192,191

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	51,956	16,627
Notes payable - Shareholder	1,554,734	1,451,786
Total current liabilities	1,606,690	1,468,413

Stockholders' equity
Common stock 49,000,000 shares authorized,
5,015,000 issued and outstanding, par value $.00001	50	50
Additional paid-in capital	(659,656)	(745,656)
Accumulated deficit	(729,045)	(530,616)
Total stockholders' equity	(1,388,651)	(1,276,222)

Total liabilities and stockholders' equity	$218,039	$192,191

The accompanying notes are an integral part of these condensed financial statements

CELL-NIQUE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Unaudited		Unaudited		Unaudited
	Three months ended March 31,		Three months ended June 30,		For the six months ended June 30
	2010	2009	2010	2009	2010		2009
Sales, net	$127,581	$68,799	164,613	$168,403	$292,194		$237,202
						$
Cost of sales	66,995	34,557	84,578	79,067	151,573		113,624

Gross profit	60,586	34,242	80,035	89,336	140,621		123,578

Expenses
Selling	60,409	86,655	58,396	113,238	118,805		199,893
General and administrative	71,466	64,019	81,266	80,432	152,732		144,451
Research and development	630	1,575	335	2,775	965		4,350
Depreciation	5,636	5,284	5,736	5,736	11,372		11,020

Total expenses	138,141	157,533	145,733	202,181	283,874		359,714

Loss from operations	(77,555)	(123,291)	(65,698)	(112,845)	(143,253)		(236,136)

Interest expense	26,954	21,257	28,222	23,083	55,176		44,340

Income tax	0	0	0	0	0		0

Net loss	$(104,509)	$(144,548)	$(93,920)	$(135,928)	$(198,429)		$(280,476)

Net loss per common share	$(0.02)	$(0.03)	(0.02)	$(0.03)	$(0.04)		$(0.06)

Weighted average shares outstanding	5,000,000	5,000,000	5,015,000	5,000,000	5,015,000		5,000,000

The accompanying notes are an integral part of these condensed financial statements

CELL-NIQUE CORPORATION
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months ended June 30, 2010
(unaudited)

	Unaudited
	For the six months ended June 30
	2010	2009
Cash flows from operating activities
Net loss	$(198,429)	$(280,476)

Adjustments to reconcile net income/(loss) to
net cash used in operating activities:
Depreciation	11,373	11,020
Officers compensation contribution	40,000	40,000
Rent expense contribution	3,000	3,000
Interest added to shareholder loan	51,712	43,784
Changes in assets and liabilities:
Accounts receivable	(27,139)	(5,657)
Inventory	17,171	24,536
Accounts payable and accrued expenses	35,329	(8,948)
Net cash (used in)/provided by
operating activities	(66,983)	(172,741)

Cash flow from investing activities
Acquisition of machinery and equipment	0	(9,052)
Net cash (used in) investing activities	0	(26,933)

Cash flow from financing activities
Additional loans from shareholder	51,235	108,779
Additional Paid in Capital	86,000	86,000
Net cash provided by financing activities	137,235	194,779

Cash and cash equivalents:
Net (decrease) increase	27,253	—
Balance at beginning of period	7,624	—
Balance at end of period	34,877	—

Supplemental cash flow information:
Cash paid for income taxes	—	—
Cash paid for interest	$1,966	$556

Non-cash financing activities:
Expenses contributed by shareholder	$43,000	$43,000
Interest added to shareholder loan	51,712	43,784

The accompanying notes are an integral part of these condensed financial statements

CELL-NIQUE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance December 31, 2006	5,000,000	$50	$249,950	$(295,125)	$(45,125)

Net loss for the year ended December 31, 2007				(630,837)	(630,837)
Non Cash Compensation and Expenses			92,000		92,000
Balance December 31, 2007	5,000,000	50	341,950	(925,962)	(583,962)

Net loss for the year ended December 31, 2008				(505,644)	(505,644)
Non Cash Compensation and Expenses			172,000		172,000
Balance, December 31, 2008	5,000,000	50	513,950	(1,431,606)	(917,606)

Recapitalization of Accumulated deficit Janurary 1, 2009			(1,431,606)	1,431,606	--
Net loss for the year ended December 31, 2009				(530,616)	(530,616)
Non Cash Compensation and Expenses			172,000		172,000
Balance, December 31, 2009	5,000,000	50	(745,656)	(530,616)	(1,276,222)

Net loss for the three months ended March 31, 2010				(104,509)	(104,509)
Non Cash Compensation and Expenses			43,000		43,000
Balance, March 31, 2010	5,000,000	50	(702,656)	(635,125)	(1,337,731)

Net loss for the three months ended June 30, 2010				(93,920)	(93,920)
Non Cash Compensation and Expenses			43,000		43,000
Balance, June 30, 2010	5,015,000	$50	$(659,656)	$(729,045)	$(1,388,651)

The accompanying notes are an integral part of these condensed financial statements

CELL-NIQUE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
Six Months Ended June 30, 2010 and 2009 (UNAUDITED)

1.	Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cell-nique Corporation (the "Company"), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at June 30, 2010 and the results of operations and cash flows for the six months ended June 30, 2010 and 2009. The balance sheet as of December 31, 2009 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010.

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

For the six months ended June 30, 2010 and 2009 the calculations of basic and diluted loss per share are the same because potential no dilutive securities would have an anti-dilutive effect.

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

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the six months ended June 30, 2010.

During the six months ended June 30, 2010 and 2009, the Company had two customers, which accounted for approximately 80% and 15% of sales in 2010, and 52% and 11% of sales in 2009, respectively. No other customers accounted for more than 10% of sales in either year.

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
Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
Level 3—Unobservable inputs based on the Company's assumptions.

The Company has no fair value items required to be disclosed.

2.	Inventory

Inventory consists of the following as of:

	June 30, 2010	December 31, 2009
Raw Materials and packaging	$14,129	$35,167
Finished Goods	44,207	40,340
	$58,336	$75,507

3.	Fixed Assets

Fixed assets are comprised of the following as of:

	June 30, 2010	December 31, 2009
Machinery and equipment	114,726	114,726
Accumulated depreciation	(55,239)	(43,867)
	$59,487	$70,859

4.	Line of Credit

The Company has a line of credit with Physicians Capital Corporation, which is owned by Dan Ratner and Donna Ratner, the Company’s co-founders and sole shareholders.  As of December 31, 2009 and June 30, 2010, the outstanding principal balance of the line of credit was $1,451,786 and $1,554,734, including accrued interest of $216,103 and $267,815 respectively.  Interest accrued for the year periods ended December 31, 2009 and June 30, 2010 was $91,157 and $28,222 respectively. Interest is accrued monthly on the average outstanding balance for the quarter pro-rated at the rate of 8% annually. The line of credit is in good standing and is due December 31, 2010. It is contemplated that use of proceeds are to repay debt and if proceeds from the offering are insufficient to repay all the debt when due, either the due date will be automatically extended for additional 12 months and/or partial repayment is also acceptable to Management and Note Holder.

5.	Stock Based Compensation

Stock Options

As of June 30, 2010, no options have been issued.

6.	Related Party Transactions

The Company has a line of credit with Physicians Capital Corporation, which is owned by Dan Ratner and Donna Ratner, the Company’s co-founders and sole shareholders.  As of December 31, 2009 and June 30, 2010, the outstanding principal balance of the line of credit was $1,451,786 and $1,554,734, including accrued interest of $216,103 and $267,815 respectively.  Interest accrued for the year periods ended December 31, 2009 and June 30, 2010 was $91,157 and $28,222 respectively.  Interest is accrued monthly on the average outstanding balance for the quarter pro-rated at the rate of 8% annually. The line of credit is in good standing and is due December 31, 2010. It is contemplated that use of proceeds are to repay debt and if proceeds from the offering are insufficient to repay all the debt when due, either the due date will be automatically extended for additional 12 months and/or partial repayment is also acceptable to Management and Note Holder.

Office Space: The Company uses shared office space owned by Dan Ratner and Donna Ratner, the Company’s co-founders and sole shareholders which is accounted for at fair market value in the Company's financial statements. Our financial statements reflect stand-alone office space expense, if the Company went out and rented stand-alone space, management estimates the rental could be valued at $12,000 and $6,000 respectively, for the year ending December 31, 2009, six months ending June 30, 2010. The officers did not remunerate themselves in the form of cash payments for the stand-alone fair value of the office space, however, non-cash office space consideration was expensed and the officers contributed non-cash consideration to additional paid-in capital.

Officers Compensation Expense: Our financial statements reflect non-cash officers compensation expense which the officers contributed it to the company as additional paid-in capital since the officers have elected to forgo their compensations valued at $160,000 and $80,000 respectively, for their positions for the year ending December 31, 2009, six months ending June 30, 2010.  And the officers do not remunerate themselves in the form of some other payments for the fair value of the services rendered.

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

The Company has evaluated subsequent events through the time the June 30, 2010 financial statements were issued on August 13, 2010.  No events have occurred subsequent to June 30, 2010 that requires disclosure or recognition in these financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business.

Overview

The results for the quarter ended June 30, 2010 reflect our increasing sales.  The sales increases are largely a result of more in store activities.  We believe that the adverse economic period affecting the grocery industry in 2009 is improving in 2010.  Our sales revenues are also favorably impacted by sales of new flavors in 2010, which were not a part of 2009 revenues.  As we enter our busier quarters, we believe that revenues will continue to increase at accelerating rates throughout 2010.

Results of Operations

Six months ended June 30, 2010 Compared to Six months ended June 30, 2009

Sales of $292,195 for the six months ended June 30, 2010 represented an increase of 23% or $54,993, as compared to the prior year same period amount of $237,202.  The increase in revenues is primarily due to same store sales growth of our brand products.  The number of grocery stores carrying our products is also increasing, but very hard to quantify.

Cost of Goods Sold

Cost of goods sold consists primarily of the costs of our ingredients, packaging, production and freight.  Our cost of goods sold of $151,573 for the six months ended June 30, 2010 represents an increase of 33% or $37,949, as compared to the prior year same period amount of $113,625.  Cost of goods sold, on a per unit basis, remained at approximately the same levels as in 2009 in the 49% - 53% range which take into account slight variations in certain raw material and freight cost of ingredient costs have been offset by decreases in glass and other costs.  Overall, we have not experienced significant increases in raw material and packaging costs in 2010, while we are continuing to negotiate reductions and find lower-cost sources wherever possible.  The high quality of our natural ingredients is of primary concern, as we constantly seek good sources.

Gross Profit

Our gross profit increased to $140,622 in the six months ended June 30, 2010, from $123,578 in 2009, an increase of $17,044 or 14%.  The gross profit as a percentage of sales increased to 48% in 2010, from 50% in 2009.  This gross profit margin change is primarily due to slight changes in raw material and freight prices in 2010 than in 2009.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs decreased to $118,806 in the six months ended June 30, 2010 from $199,893 in 2009, a net decrease of $81,088 or 41%.  The decrease is primarily due to decreases in promotional discounts, advertising, brokerage compensation and travel costs and a decrease in trade shows expenses.

The focus of our sales efforts is to deepen our exiting same store sales in each market and to carefully increase product placements in natural channel grocery nationwide.  The consumer trend is toward natural channel grocery stores and mass market grocery is to offer more natural products. Our sales force is leveraging our emerging position in natural food grocery stores throughout the nation, to slowly establish new relationships with mainstream grocery stores.

General and Administrative Expenses

General and administrative expense consists primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased to $153,697 during the six months ended June 30, 2010 from $148,660 in the same period of 2009, a net increase of $5,038 or less than 1%. The overall increase in 2010 is primarily due to changes in professional fees expense and insurance costs.

We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.

Loss from Operations

Our loss from operations decreased to $131,880 in the six months ended June 30, 2010 from $224,975 in the same period of 2009.  The improvement is a direct result of increased sales, along with the cost reductions described above.

Interest Expense

Interest expense increased to $55,175 in the six months ended June 30, 2010, compared to interest expense of $44,340 in the same period of 2009.  The increase is due to the increase in long-term debt, as a result of our financing obligation; and increased borrowing under a line of credit agreement.

Net Income

Our Net Income loss decreased to $198,429 in the six months ended June 30, 2010 from $280,476 in the same period of 2009.  The improvement is a direct result of increased sales, along with the cost reductions described above. Earnings per share also improved in the six months ended June 30, 2010 from loss of $.04 from a loss of $.06 in the same period of 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had stockholders equity of $1,398,576 and we had working capital deficit of $1,448,138, compared to stockholders equity of $1,276,222 and working capital of $1,347,081 at December 31, 2009. Cash and cash equivalents were $34,877 as of June 30, 2010, as compared to $7,624 at December 31, 2009. The decrease in our working capital of $101,057 was a result of increased borrowing and accrued interest increasing borrowings which are classified as short term debt.  In addition to our cash position on June 30, 2010, we had availability the ability to draw funds under our line of credit.

Our increase in cash and cash equivalents to $34,877 at June 30, 2010 compared to $7,624 at December 31, 2009 was primarily a result increased sales and collections of accounts receivable.

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

Net cash used in operations during 2010 was $66,983 compared with $59,905 used in operations during the same period in 2009.   Cash used in operations during 2010 was primarily due to the net loss in period and to an increase in accounts receivable, changes in inventory and prepaid raw materials costs.

Net cash used in investing activities of $0 during 2010 compared with $9,041 during 2009 is primarily the result of capitalized equipment purchases in 2009 years.

Net cash provided by financing activities of $86,000 during 2010 was primarily due to proceeds from the capitalization of non-cash compensation and rent.

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

In accordance with FASB guidance, we evaluate our non-amortizing trademark license and trademarks quarterly for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated by reviewing net sales of the various beverages and applying industry multiples. Based on our quarterly impairment analysis the estimated fair values of trademark license and trademarks exceeded the carrying value and no impairments were identified during the six months ended June 30, 2010.

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the six months ended June 30, 2010.

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

We believe there have been no significant changes, during the six month period ended June 30, 2010, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in their offering on Form S-1 for the year ended December 31, 2009.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not subject to any legal proceedings, therefore no disclosure under this Item 1.

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  [REMOVED AND RESERVED]

Item 5.  Other Information

Change of Transfer Agent:

Transfer Online, Inc.
512 SE Salmon Street
Portland, OR 97214
P 503.227.2950 F 503.227.6874
info@transferOnline.com  or  www.transferOnline.com

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

Cell-nique Corporation (Registrant)

Date: August 13, 2010	/s/ Dan Ratner
Dan Ratner
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2010	/s/ Dan Ratner
Dan Ratner
Chief Financial Officer
(Principal Financial Officer)