Form 10-K
period 2010-12-31
Cell-nique Corp
filed 2011-04-15
CIK 1470512

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number: 333-161413

 Cell-nique Corporation
(Exact name of registrant as specified in its charter)

Delaware	27-0693687
(State of incorporation)	(I.R.S. Employer Identification No.)

12 Old Stage Coach Road, Weston, CT  06883
(Address of principal executive offices)

888-417-9343
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange where registered

Common Stock, $.00001 par value per share	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.  ☐

Large Accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer  ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 6,830,410 shares of Common Stock, $.00001 par value outstanding as of April 15, 2011.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K (“Annual Report”), the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”) and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be forward-looking statements. The forward-looking statements included or incorporated by reference in this Annual Report and those reports, statements, information and announcements address activities, events or developments that Cell-nique Corporation. (together with its subsidiaries hereinafter referred to as “we,” “us,” “our” or “Cell-nique”) expects or anticipates will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements.

The risk factors referred to in this Annual Report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside of our control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made, including, but not limited to, the following, and other factors discussed elsewhere in this Annual Report, including under the section entitled “Risk Factors:”

•	Our ability to generate sufficient cash flow to support capital expansion plans and general operating activities,
•	Decreased demand for our products resulting from changes in consumer preferences,
•	Competitive products and pricing pressures and our ability to gain or maintain its share of sales in the marketplace,
•	The introduction of new products,
•
Our being subject to a broad range of evolving federal, state and local laws and regulations including those regarding the labeling and safety of food products, establishing ingredient designations and standards of identity for certain foods, environmental protections, as well as worker health and safety. Changes in these laws and regulations could have a material effect on the way in which we produce and market our products and could result in increased costs,

•	Changes in the cost and availability of raw materials and the ability to maintain our supply arrangements and relationships and procure timely and/or adequate production of all or any of our products,
•	Our ability to penetrate new markets and maintain or expand existing markets,
•	Maintaining existing relationships and expanding the distributor network of our products,
•	The marketing efforts of distributors of our products, most of whom also distribute products that are competitive with our products,
•	Decisions by distributors, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time,
•	The availability and cost of capital to finance our working capital needs and growth plans,
•	The effectiveness of our advertising, marketing and promotional programs,
•	Changes in product category consumption,
•	Economic and political changes,
•	Consumer acceptance of new products, including taste test comparisons,
•	Possible recalls of our products, and
•	Our ability to make suitable arrangements for the co-packing of any of our products.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

PART I

Item 1 – Business

General

Cell-nique began operations in 2006 as an unincorporated division of Physicians Capital Corp. Cell-nique Corporation was incorporated in August 2008 and on December 31, 2008 the assets were transferred at historical cost from the unincorporated division to the Company.  Cell-nique Corporation business office is located in Weston, CT and the Company has rented warehouse space in West Haven, CT and Los Angeles, CA.  We develop, market, distribute and manage unique food and beverage brands and products that are positioned as “better for you” beverages and are targeted to the growing category of “organic/natural/functional” beverage consumers. We own the US patient registered trademark rights to the Cell-nique ® and OOBATM brands, functional beverage that are either natural or certified organic. We began sales of Cell-nique in 2006 and OOBATM began sales in 2008.

Our brand names are well recognized in the various market categories they serve. We have acquired brands since our formation and intend to seek future growth through internal expansion as well as the acquisition of complementary brands.

Our mission is to be the leading marketer, manufacturer and seller of natural and organic products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. We are committed to growing our Company while continuing to implement environmentally sound business practices and manufacturing processes. Our business strategy is to integrate all of our brands under one management team and employ a uniform marketing, sales and distribution program. We seek to capitalize on our brand equity and the distribution achieved through each of our acquired businesses with strategic introductions of new products that complement existing lines to enhance revenues and margins. We believe that by integrating our various brands, we will continue to achieve economies of scale and enhanced market penetration. We consider the acquisition of natural and organic food and personal care companies and product lines to be an integral part of our business strategy.

We sell our products in natural food stores, specialty gourmet, supermarket chains, retail stores, yoga studios and gyms, doctor’s offices and directly on the internet. We primarily sell our products through a network of natural, gourmet and independent food and beverage distributors, as well as directly to consumers through the internet. We also maintain an organization of in-house sales managers who work mainly in the stores serviced by our natural, gourmet and mainstream distributors and with our distributors.  We also work with regional, independent sales representatives who maintain store and distributor relationships in a specified territory.

We co-pack our products in part at contracted facility in Los Angeles, California and facility in New Jersey.

Key elements of our business strategy include:
•	increase our relationship with and sales to the approximately 10,500 natural food stores that carry natural products in natural and mainstream,
•	stimulate consumer demand and awareness for our existing brands and products,
•	develop additional alternative and natural beverage brands and other products, including specialty packaging and alternative uses for our products,
•	develop and produce private-label products for select customers,
•	lower our cost of sales for our products, and
•	optimize the size of our sales force to manage our relationships with distributors and retail stores.

Our current sales effort is focused on building our business in our approximately 10,500 natural and mainstream supermarket accounts in the U.S.A.

We create consumer demand for our products by:
•	supporting in-store sampling programs of our products,
•	generating free press through public relations,
•	advertising in store publications,
•	maintaining a company website (www.cell-nique.com) and (www.oobadrinks.com)
•	participating in large public events as sponsors; and

Industry Overview

The organic/natural/functional beverage category combines non-carbonated, ready-to-drink iced teas, lemonades, juice cocktails, single-serve juices and fruit beverages, ready-to-drink dairy and coffee drinks, energy drinks, sports drinks, and single-serve still water (flavored, unflavored and enhanced). The alternative beverage category is the fastest growing segment of the beverage marketplace. Further, according to a 2009 publication of Natural Food Merchandiser September 2009 issue, sales of organic, natural and functional products reached approximately $68 Billion in the United States in 2008.

Category-sales increases were led by beverages offering health benefits and we believe that consumers have altered a shift in priorities from pure weight management to total health management - a shift that is reflected in slower growth of “lo-cal” and “light” products and increased growth in functional beverages. Of growth products the most successful products were those with a health or functional characteristic, such as energy and sport drinks for their performance-enhancing benefits, or ready-to-drink tea for its antioxidant claims. The market was estimated at $68 billion in 2008, and management projects sales of $75 billion by 2013. Based on our direct and indirect knowledge of the beverage and functional beverage industry, we predict:

•	Future category growth will likely be among functional products offering specific health benefits - for example, green superfoods and superjuices, alkalinizing, health and antioxidant products; and

•	With increased availability and greater consumer demand, functional beverages are at the beginning of a major growth wave in the United States as they are strong in Asia, Europe and Middle-East.

Functional beverages are beverages that include ingredients designed to provide specific benefits to the consumer. The sector typically includes juices, smoothies, teas, soy-based and hemp-based drinks, energy drinks, enhanced waters and sports drinks. “Better for you” beverages are a sub-sector of the functional beverage industry which includes drinks designed to provide specific health benefits to consumers.

Products

Natural products are minimally processed, largely or completely free of artificial ingredients, preservatives, and other non-naturally occurring chemicals, and are not genetically modified and as near to their whole natural state as possible. Many of our products also contain organic ingredients that are grown without dependence upon artificial pesticides, chemicals or fertilizers.

Our proprietary brand is directed to consumers who prefer organic/natural/functional beverage products to traditional carbonated soft drinks such as Coca-Cola®, Pepsi® and 7-Up®. The new age functional beverage category is attractive to us because it is a growth segment of the beverage market and we believe that consumers will pay higher prices for these products than carbonated soft drinks.

Our brands are Cell-nique ® which comes in 9 different flavors and is an organic/natural/functional beverage that contains a high level of nutrition, anti-oxidants, as well as natural cleansing and alkalinizing support from thirty one (31) different vegetables, fruits and herb sources that are combined to make this product. The 31 superfoods combined in our unique formula are the organic juices that are naturally flavored and sweetened with organic agave. And OOBATM,a natural lightly carbonated hibiscus extract functional beverage in 6 different flavors.

We are currently developing new flavors and packaging concepts and different formulas that support and promote cellular health, fitness and body care. We are constantly evaluating new product offerings, and line extensions as well as evaluating potential markets, products, brands and businesses to acquire. At this time, we are not engaged to acquire any products, brands or businesses.

Sales, Marketing and Distribution

Our sales and marketing strategy is to focus our efforts on developing brand awareness and trial through sampling both in stores and at events. We employ a “PUSH” - “PULL” promotional and advertising strategy (as more particularly described below) to build brand awareness, generate trial/sampling purchases and gain distribution of Cell-nique ® and OOBATM.  Our three stage “go-to-market” approach first educates the consumer about the product through a combination of advertising and public relations initiatives, then makes the product readily available with direct and three-tier distribution, and finally implement programs to motivate consumers to buy Cell-nique ® and OOBATM.  .

“PUSH,” or “getting the product on the shelf,” provides the programs necessary to gain distribution and secure product placement on retailer’s limited shelves space. It consists of customer marketing funds designed to support the customers’ best promotional and consumption-building vehicles, as well as employee incentive and training programs, while providing materials that clearly communicate Cell-nique ’s key brand benefit: “A Farmer’s Market in Every Bottle” “The 1st Organic Supergreen Drink, Have you Fed your Cells Today?” and “Green-a-licious.” These materials consist of a variety of “communication messages,” including those listed above, as well as shelf and cooler signs, window banners, floor displays with and logo apparel.

“PULL,” or getting the product “off-the-shelf” and into the hands of happy consumers, answers the biggest question posed by buyers: “What are you doing to drive consumers into my store to purchase your product?” Pull programs are designed to entice and educate consumers, while motivating them to sell or purchase our product. Various Pull programs include advertising directed towards the consumer, instant redeemable or mail-in coupons, mail-in money back rebates, retailer loyalty programs, co-branding with complementary products, and education and promotional sampling events. We will employ all of the above to support these programs that reach our targeted audience.

The following are a sample of marketing approaches and tactics we use to build our Cell-nique ® and OOBATM.  brands:

•	Media advertisements placed with the advice of media buying professionals;
•	Improved and enhanced website and e-mail communication;
•	In-store sales promotions and education/demo sampling;
•	Targeted sponsorship of brand-building events;
•	Endorsements from athletes and participation in athletic event promotions;
•	Trade show marketing; and

Each of these approaches is capital intensive, and additional capital will be needed to continue these efforts.

Distribution and Sales Channels

We currently have a national network of mainstream, natural and specialty food distributors and brokers in the United States. We sell directly to our distributors, who in turn sell to retail stores. We also use our own sales group and independent sales representatives to promote our products for our distributors and direct sales to our retail customers. We have our own national direct sales distribution channel, in addition to smaller local distributors.

One of the main goals of our sales and marketing efforts is to increase the number of sales people and distributors focused on growing our brands. Where a market does not support or lend itself to direct distribution, we intend to enlist local mainstream beverage distributors to carry our products. Our increased efforts in marketing also will require us to hire additional sales representatives and other marketing expenses. We plan to use a portion of the proceeds of the public offering toward hiring the additional sales people needed to support both the expansion of our existing direct distribution and to grow sales through mainstream distributors. We will be dependent upon obtaining the proceeds from the public offering to implement our marketing expansion plans.

Our sales force markets existing products, coordinate promotions and introduce new items.  We also offer our products and promotional merchandise directly to consumers via the Internet through our website, www.cell-nique.com and www.oobadrinks.com. We plan to improve and expand direct sales and education efforts through the website with a revised offering later this year.

Marketing to Distributors

We market to distributors using a number of marketing strategies, including direct solicitation, telemarketing, trade advertising and trade show exhibition. These distributors include natural food, gourmet food, and mainstream distributors. Our distributors sell our products directly to natural food, gourmet food and mainstream supermarkets for sale to the public. We maintain direct contact with the distributors through our in-house sales managers. In limited markets, where use of our direct sales force is not cost-effective, we utilize food brokers and outside representatives.

Marketing to Retail Stores

We market to retail stores by utilizing trade shows, trade advertising, telemarketing, direct mail pieces and direct contact with the store. Our sales managers and representatives visit these retail stores to sell directly in many regions. Sales to retail stores are coordinated through our distribution network and our regional warehouses.

Direct Sales Distribution and Natural Food Distribution

In September 2006, we started Direct Sales and Distribution (DSD) to stores in Northeast, using a direct hired sales team and our delivery trucks. Our in-house sales manager works directly with our new route drivers and with distributors in the Northeast market area from Maine to Philadelphia. A DSD system allows us to have greater control over our marketing efforts, as we become less dependent on distributors who have relationships with our competitors. In 2007, we added Southern California to our DSD, We hope to expand our DSD network to areas outside of Northeast and Southern California as our resources will allow.

DSD sales represented approximately $55,143 and $49,237 in 2010 and 2009, respectively. These direct-distribution accounts also include retail locations, including health clubs, gyms, yoga studios, physician and integrative medical offices, corporate and educational institutions, and “mom and pop” convenience stores.

For the year ending December 31, 2010, natural food distributors such as, United Natural Foods, Tree of Life, Natures Best, and Select Nutrition, accounted for approximately 89% of our revenues, with the 11% balance a result of direct sales marketing efforts.  We continue to diversify sales and sales channels. We remain dependent, however, on all of our distributors, and the loss of any of our major distributors would have a material adverse effect on our operating results.

We have no agreements with most of our distributors, and we believe the lack of agreements with United, Tree of Life/Kehe, Natures Best, Select Nutrition are normal to our business and the natural food industry. These distributors have non-exclusive rights to sell Cell-nique ® and OOBATM and directly compete with each other for customers and distribution throughout the country.

Marketing to Consumers

Advertising . We utilize several marketing strategies to market directly to consumers. Advertising in targeted consumer magazines such as “Fit Yoga” and “Delicious” magazine, in-store discounts on the products, in-store product demonstration, local and regional sampling, coupon advertising, consumer trade shows, event sponsoring and our website www.cell-nique.com and www.oobadrinks.com are current consumer-direct marketing campaigns.

Special Events and Concert Series. We utilize special events and concerts to market directly to consumers. In 2008, we purchased a promotional bus that has toured the country from Connecticut to California. We have attended many musical events and have exposed Cell-nique to over 50,000 persons per year.

Sports and Celebrity Endorsement

As part of our marketing and communications campaign to promote Cell-nique ®, we have unpaid endorsement from World Record cyclist Antony Galvin.

We are targeting unpaid new celebrity endorsement engagements with musicians, yoga teachers, physical fitness gurus, professional sports athletes and Hollywood celebrities for endorsement deals in the future. Such celebrities will be the focus of Cell-nique ® and OOBATM  advertising campaigns and will conduct public appearances. In addition, our celebrity endorsers will support the Cell-nique ® and  OOBATM brand at events and programs that we currently sponsor.

Seasonality

Sales of ready-to-drink beverages traditionally are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. Cell-nique and OOBA are targeted as a daily lifestyle functional beverage and tends to have a stronger 1st and 4th quarter then our industry. The volume of sales in the beverage business may be affected by weather conditions. Sales of our beverage products may become increasingly subject to seasonal fluctuations. Quarterly fluctuations may also be affected by other factors, including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers and distributors, changes in the mix of sales of our finished products and changes in and/or increased advertising, marketing and promotional expenses.

Research and Development

The new age functional beverage category growth is largely sustained by the constant addition of new products, brands and brand extensions. An integral part of our strategy is to develop and introduce innovative products and packages. The development time from inception of the concept through product development and testing to the manufacture and sale of the finished product is several months. Not all new ideas survive consumer research. Our research, development, manufacture, and distribution of Cell-nique ® and OOBATM and other beverage products have thus far been limited by our capital resources.

We are currently engaged in several research and development activities and plan for strategic acquisitions for expanding our line of products and further determining the implications of mixing Cell-nique ® superfood formula with other components such as teas, non-dairy beverages and supplements.

Research and development expenditures are expensed as incurred. Development activities generally relate to creating new products, improving or creating variations of existing products by mixing the formulas with other components such as teas, non-dairy beverages and supplements.  Research and development expenditures were $2,482 and $1,236 for the years ending 2010 and 2009.

Manufacturing Process

The principal raw materials used are glass bottles which are commonly and readily available in the market place worldwide, as well as vegetables, fruit juice concentrates and herbs which are commonly and readily available in the market place worldwide, the costs and availability of which are subject to fluctuations. Due to the energy price fluctuations that continue to affect the glass industry over the past few years, the prices of glass bottles continue to increase. The prices of raw material ingredients continued to increase in 2008 – 2009 and have been stable for 2010. These increased costs, together with other increased costs, primarily energy, gas and freight, resulted in increases in certain product costs that are ongoing and are expected to continue to exert pressure on our gross margins in the foreseeable future.  We purchase raw materials from multiple suppliers and don’t foresee any supply constraints.

We rely on third-party manufacturers to produce our products, using our proprietary formula and flavor ingredients. Chemists continually observe the product-manufacture and production-run and test the finished beverage product and the package integrity. We obtain the raw materials for the manufacture of our products from several sources and arrange for the direct delivery of these raw materials to the third-party manufacturer. We normally pre-pay for the manufacture and packaging materials. We own the finished inventory that is shipped to warehouses upon completion.

We use several suppliers of all necessary raw materials within the United States and also available worldwide. In addition, there are numerous co-packers/bottlers/manufacturers in the United States that can manufacture our products for us. We do not have any written agreements or commitments with our material suppliers, co-packers or manufacturers, and we do not anticipate having contracts with any entities or persons committing such suppliers to provide the materials required for the production of our products or committing such manufacturers to provide manufacturing services to us or committing us to purchase any materials or manufacturing services from any specific entities. Principal supplies change from time to time based on price and available, Our natural and organic ingredients and our packaging materials and supplies are obtained from various sources and suppliers located principally in the United States and Canada for our operations in these areas.

 All of our ingredients are purchased based upon requirements designed to meet rigid specifications for food safety and comply with applicable regulations. The Company works with reputable suppliers who assure the quality and safety of their ingredients. These assurances are supported by signed affidavits, certificates of analysis and analytical testing. Additionally, many of our food products receive independent third-party organic and kosher certification.

We maintain long-term relationships with most of our suppliers. Purchase arrangements with ingredient suppliers are generally made annually and in the local currency of the country in which we operate. Purchases are made through purchase orders or contracts, and price, delivery terms and product specifications vary.

Our organic and botanical purchasers visit major suppliers around the world annually to procure ingredients and to assure quality by observing production methods and providing product specifications. We perform laboratory analyses on selected incoming ingredient shipments for the purpose of assuring that they meet both our own quality standards and those of the U.S. Food and Drug Administration (“FDA”), the U.S. Department of Agriculture (“USDA”) and the U.S. Environmental Protection Agency (“EPA”).

Competition

The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors, and marketing campaigns. Our product competes with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing, and distribution resources than we do.

Important factors affecting our ability to compete successfully include:

•	the taste and flavor of our products;
•	trade and consumer promotions;
•	rapid and effective development of new, unique, cutting-edge products;
•	attractive and different packaging;
•	branded product advertising; and
•	pricing.

We also compete for distributors who will concentrate on marketing our products over those of our competitors, provide stable and reliable distribution, and secure adequate shelf-space in retail outlets. Competitive pressures in the alternative, energy, and functional beverage categories could cause our products to be unable to gain market share and we could experience price erosion, which could have a material adverse affect on our business and results.

We compete not only for consumer acceptance, but also for maximum marketing efforts by multi-brand licensed bottlers, brokers and distributors, many of which have a principal affiliation with competing companies and brands. Our product competes with all liquid refreshments and with products of much larger and substantially better-financed competitors, including the products of numerous nationally and internationally known producers such as The Coca-Cola Company, PepsiCo, Inc., Cadbury Schweppes plc, Red Bull Gmbh, Kraft Foods, Inc., Nestle Beverage Company, Tree Top, Inc., and Ocean Spray Cranberries, Inc. We also compete with companies that are smaller or primarily local in operation. Our products also compete with private label brands such as those carried by grocery store chains, convenience store chains and club stores.

To date, our significant competition includes the following companies:

•	Bossa Nova Beverage Group;
•	Fuze Beverage, LLC;
•	POM Wonderful, LLC;
•	Sambazon, Inc.
•	Naked Juice;
•	Odwalla;
•	Bolthouse Farms;
•	V8 Juice; and
•	GT Kambucha Tea

Fuze Beverage, LLC produces a product line named “Vitalize,” which are non-carbonated beverages that contain anti-oxidants and electrolytes. POM Wonderful, LLC produces a line of “POM Wonderful Pomegranate Juices,” which contains naturally occurring polyphenol antioxidants, Sambazon, Inc.’s “Organic Açai Juice with supergreens” contains açai berries and blue agave syrup, Naked, Odwalla, Bolthouse Farms offer superfood/supergreen smoothie drinks, GT Kambucha offers a Supergreen SKU and V8 may be the oldest and best known vegetable drink offers Fusion, Splash and original formula.

Cell-nique is differentiated from the competition:
•	Cell-nique is vegetable-based not fruit-based resulting in lower calories and natural sugars.
•	Cell-nique uses 31 organic superfoods which is more than competitors.

OOBA is differentiated from the competition:
•	OOBA is hibiscus extract base resulting in lower calories and natural sugars.

Government Regulation

Along with our manufacturers, brokers, distributors and co-packers, we are subject to extensive regulation in the United States by federal, state and local authorities. The federal agencies governing our business include, among others, the Federal Trade Commission (“FTC”), the FDA, the USDA and the Occupational Safety and Health Administration (“OSHA”). These agencies regulate, among other things, the production, sale, safety, advertising, labeling of, and ingredients used in, our products. Under various statutes, these agencies prescribe the requirements and establish the standards for quality, purity and labeling. Among other requirements, the USDA, in certain circumstances, must not only approve our products, but also review the manufacturing processes and facilities used to produce these products before these products can be marketed in the United States. In addition, advertising of our business is subject to regulation by the FTC. Our activities are also regulated by state agencies as well as county and municipal authorities.

Independent Certification

We rely on independent certification, such as certifications of our products as “organic” or “kosher,” to differentiate our products in natural and specialty food categories.

We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified. We utilize organizations such as Oregon Tilth to certify our products as organic under the guidelines established by the USDA and international agencies.

We also utilize appropriate kosher supervision organizations, such as The Union of Orthodox Jewish Congregations

Employees

We have 4 full-time employees, as follows: one in general management, two in sales and marketing support, and one in admin and operations. We employ additional people on a part-time basis as needed.

The balance of our 100+ workforces are not our employees, but outsourced using independent brokerage contracts and other independent contractor agreements to support nationwide operations for sales, merchandising and demo events.

Our independent broker network is approximately 80+ individuals that are engaged to represent the brand by selling it into stores in a given territory for a compensation of 5% of net sales payable monthly. All broker agreements may be terminated for any reason with either a 30 or 60 days notice depending upon notice period agreement. The brokers represent multiple non-related brands and are on a best efforts basis, there is no accountability for their time, quota or productivity measurements for their performance. This independent brokerage network drives approximately 95% of our sales.

Our merchandisers and demo event representatives is approximately 15 individuals that are engaged on an as needed basis and they offer such services to multiple brands from time-to-time. We typically pay an hourly rate of $10 - $25 / hour for special events that last 3 – 12 hours. Over the past year we have used these event representatives for approximately 150+ events.

All such agents meet the IRS and various state employment regulations definition of independent contractor and either work for themselves or other such company which provides said services which include marketing, merchandising and sales support for the Company. The terms of such agreements are subject to the Companies are either cancellation on 30-60 days notice or engaged for limited time periods.

The company has many options to execute its sale and marketing operations which include hiring staff as employees or outsourcing staff field staff to independent contractors. The Company does not see a limitation of qualified workers or independent contractors to operate its business.  None of our employees are covered by a collective bargaining agreement, nor are they represented by a labor union. We have not experienced any work stoppages, and we consider relations with our employees to be good.

Available Information

The following information can be found on our corporate website at www.cell-nique.com :

•
our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”);

We intend to satisfy the applicable disclosure requirements regarding amendments to, or waivers from, provisions of our Code of Ethics by posting such information on our website. The information contained on our website or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

Item 2  -  Property

We lease an office which serves as our principal executive offices.  The lease commenced in January 2006, and is month to month.

Item 3  -  Legal Proceedings

From time to time, we maybe involved in litigation incidental to the ordinary conduct of our business. Disposition of pending litigation related to these matters is not expected by management to have a material adverse effect on our business, results of operations or financial condition. We have no pending litigation to date.

Item 4  -   Removed and reserved

PART II

Item 5  -  Market for Common Equity and Related Stockholder Matters

Our common stock is currently not listed for trading on any exchange. We are planning to submit application for a ticker symbol and register with Financial Industry Regulatory Authority, or FINRA.

As of December 31, 2010, there were 57 stockholders of record for the common stock and 6,830,410 outstanding shares of common stock.

Registered Sales of Equity Securities

During the fiscal year ended December 31, 2010, we sold the following equity securities that were registered under the Securities Act:

During 2010, the Company issued 300,000 shares of common stock in exchange for consulting services.  The issuances of the Company’s common stock were effected in reliance upon a S-1 registration statement provided under the Securities Act of 1933, as amended, which became effective on April 27, 2010.

On December 31, 2010, the Company completed the acquisition of substantially all of the assets, and the assumption of certain liabilities, of Hibix Corporation, including its OOBATM brand of hibiscus extract drinks. As consideration for the acquisition, the Company issued to Hibix Corporation and its shareholders an aggregate of 1,530,410 shares of its common stock post stock split. The issuances of the Company’s common stock were effected in reliance upon a S-1 registration statement provided under the Securities Act of 1933, as amended, which became effective on April 27, 2010.

Item 6  -  Selected Financial Data

As a smaller reporting company, Cell-nique Corporation is not required to provide disclosure pursuant to this Item 6.

Item 7  -  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Annual Report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this Annual Report.

Overview

We develop, manufacture, market, and sell natural non-alcoholic and “New Age” beverages. “New Age Beverages” is a category that includes natural soda, fruit juices and fruit drinks, ready-to-drink teas, sports drinks, and functional drinks. We currently manufacture, market and sell two unique product lines:

•	Cell-nique Super Green Drinks
•	OOBA Hibiscus Extract Drinks

We sell most of our products in specialty gourmet and natural food stores, supermarket chains, retail stores and restaurants in the United States. We primarily sell our products through a network of natural, gourmet and independent distributors and direct to consumers through the internet. We also maintain an organization of in-house sales managers who work mainly in the stores serviced by our natural, gourmet and mainstream distributors and with our distributors. We also work with regional, independent sales representatives who maintain store and distributor relationships in a specified territory.

Recent Developments

Acquisitions

On December 31, 2010, we acquired substantially all the assets and assumed certain liabilities of Hibix Corporation, including its OOBA brand hibiscus extract drinks. Hibix Corporation developed, produced, marketed and sold OOBA branded products into various sales channels. The acquisition of the OOBA brand expands our drink product offerings.

Trends, Risks, Challenges, Opportunities That May or Are Currently Affecting Our Business

Our main challenges, trends, risks, and opportunities that could affect or are affecting our financial results include but are not limited to:

Distribution Consolidation - There has been a recent trend towards continued consolidation of the beverage distribution industry through mergers and acquisitions. This consolidation results in a smaller number of distributors to market our products and potentially leaves us subject to the potential of our products either being dropped by these distributors or being marketed less aggressively by these distributors.

Consumers Demanding More Natural Foods - The rapid growth of the natural foods industry has been fueled by the growing consumer awareness of the potential health problems due to the consumption of chemicals in the diet. Consumers are reading ingredient labels and choosing products based on them. We design products with these consumer concerns in mind. We feel this trend toward more natural products is one of the main trends behind our growth. Recently, this trend in drinks has not only shifted to products using natural ingredients, but also to products with added ingredients possessing a perceived positive function like vitamins, herbs and other nutrients. Our vegetable and herb extract-based products are designed with this consumer demand in mind.

Supermarket and Natural Food Stores - More and more supermarkets, in order to compete with the growing natural food industry, have started including natural food sections. As a result of this trend, our products are now available in mainstream supermarkets throughout the United States in natural food sections. Larger natural food stores and supermarkets can require that we spend more advertising money and they sometimes require free fills or slotting fees. We continue to work to keep these fees reasonable. Free fills and slotting fees in the natural food section of the supermarket are generally not as expensive as in other areas of the store.

Beverage Packaging Changes - Beverage packaging has continued to innovate, particularly for premium products. There is an increase in the sophistication with respect to beverage packaging design. While we feel that our current core brands still compete on the level of packaging. We have further plans for other innovative packaging designs.

Packaging or Raw Material Price Increases – From time to time an increase in packaging or raw materials has caused our margins to change and has negatively impacted our cash flow and profitability. We continue to search for raw material suppliers, packaging, freight and production alternatives to reduce our cost of goods.

Cash Flow Requirements - Our growth will depend on the availability of additional capital infusions. We have a financial history of losses and are dependent on non-banking sources of capital, which tend to be more expensive and charge higher interest rates. Any increase in costs of goods will further increase losses and will further tighten cash reserves.

Interest Rates - We use lines of credit as a source of capital and are negatively impacted as interest rates rise.

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

Trademark License and Trademarks.  We own trademarks that we consider material to our business. Three of our material trademarks are registered trademarks in the U.S. Patent and Trademark Office: Cell-nique Super Green Drink® and OOBATM. Registrations for trademarks in the United States will last indefinitely as long as we continue to use and police the trademarks and renew filings with the applicable governmental offices. We have not been challenged in our right to use any of our material trademarks in the United States. We intend to obtain international registration of certain trademarks in foreign jurisdictions.

We account for these items in accordance with FASB guidance, we do not amortize indefinite-lived trademark licenses and trademarks.

In accordance with FASB guidance, we evaluate our non-amortizing trademark license and trademarks quarterly for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated by reviewing net sales of the various beverages and applying industry multiples. Based on our quarterly impairment analysis the estimated fair values of trademark license and trademarks exceeded the carrying value and no impairments were identified during the year ended December 31, 2010.

Long-Lived Assets. Our management regularly reviews property, equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs quarterly or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Quarterly, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified during the period ended December 31, 2010.

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

We believe there have been no significant changes, during the period ended December 31, 2010, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in their offering on Form S-1 for the year ended December 31, 2009.

Results of Operations

Year ended December 31, 2010 Compared to Year ended December 31, 2009

Sales of $554,277 for the year ended December 31, 2010 represented an increase of 14% or $67,418, as compared to the 2009 sales of $486,859.

Cost of Goods Sold

Cost of goods sold consists primarily of the costs of our ingredients, packaging, production and freight.  Cost of goods sold increased by 17% to $273,421 during the year ended December 31, 2010 from $233,498 in 2009.  The 17% increase in cost of goods sold is consistent with the 14% increase in sales during the same periods.

Gross Profit

Our gross profit increased to $280,856 in the year ended December 31, 2010, from $253,361 in 2009, an increase of $27,429 or 11%.  The gross profit as a percentage of sales is very close year over year 51% in 2010, as compared to 52% in 2009, mostly due to changes freight and warehouse costs.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs decreased to $229,581 in the year ended December 31, 2010 from $360,239 in 2009, a net decrease of $130,685 or 36%.  The decrease is primarily due to decreases in brokerage retainer compensation, decreases in store level advertising and price promotion and trade shows.

Our strategic direction in sales is to focus on our product placements in our estimated 10,500 natural food stores nationwide. We have found that our most effective sales efforts are to larger natural food stores.  We feel that the trend in natural and grocery stores to offer their customers natural products can be served with our products.  Our sales personnel are leveraging our success at natural food grocery stores to establish new relationships with mainstream grocery stores.

General and Administrative Expenses

General and administrative expense consists primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased to $248,673 during the year ended December 31, 2010 from $306,605 in the same period of 2009, a net decrease of $57,931 or 19%. The decrease in 2010 is primarily due to a decrease in professional fees expense and a decrease in officer compensation costs.

We believe that our existing executive and administrative staffing levels are lean and might need to add personnel and related costs to inure substantial growth in the future.

Impairment Loss

None

Loss from Operations

Our loss from operations decreased to $222,825 in the year ended December 31, 2010 from $437,211 in the same period of 2009.  A net savings of $214,386 or 51%, the reduced loss in 2010 is substantially a result of the lower operating costs in 2010.

Interest Expense

Interest expense increased to $94,452 in the year ended December 31, 2010, compared to interest expense of $93,405 in 2009.  The increase is due to the increased borrowing under a line of credit agreement, secured primarily by our inventory and accounts receivable.

Net Income

Our Net Income loss decreased to $318,232 in the period ended December 31, 2010 from $530,616 in the same period of 2009.  The improvement is a direct result of increased sales, along with the cost reductions described above. Earnings per share also improved in the period ended December 31, 2010 from loss of $.05 from a loss of $.11 in the same period of 2009.

Liquidity and Capital Resources

As of December 31, 2010, we had shareholders equity of $39,137 and we had positive working capital of $19,508 compared to shareholders equity of $(1,276,222) and working capital of $(1,347,081) at December 31, 2009. Cash and cash equivalents were $44,293 as of December 31, 2010, as compared to $7,624 at December 31, 2009. This increase in our working capital was primarily attributable to the proceeds from the recapitalizing shareholder note to shareholders equity, repayment of short-term debt, and to the issuance of our equity securities in the aggregate amount of $1,500,000.  In addition to our cash position on December 31, 2010, we had availability under our line of credit of approximately $150,000.

We believe that the Company currently has the necessary working capital to support existing operations through 2011.  Our primary capital source will be cash flow from operations, as we reach profitability in 2011.  In September 2010, we amended and restated our revolving line of credit with Physicians Capital Corporation whereby we redeemed through recapitalization $1,500,000 of outstanding note amount in exchange for shareholders equity which was memorialized in December 2010 with our Series A Preferred Stock.  We believe that the Company can become leaner if our sales goals do not materialize, and that our costs can be managed to produce profitable operations.  Historically, we have financed our operations primarily through private sales of common stock, preferred stock, convertible debt, a line of credit from a financial institution, and cash generated from operations.

Net cash used in operations during 2010 was $(133,894) compared with $(285,240) used in operations during the same period in 2009.   Cash used in operations during 2010 was primarily due to the net loss in the period and growth of the balance sheet.

Net cash used in investing activities of was unchanged during 2010 compared with 2009.

Net cash provided by financing activities of $170,563 during 2010 was primarily due to proceeds from shareholder notes with $301,920 during the same period in 2009. Our line of principal shareholder is our credit lender and is privately held.

On September 30, 2009, the Company modified and restated its outstanding shareholder note with Physicians Capital Corporation where by a partial recapitalized of $1,500,000 was exchanged for 15,000 shares of Series A Preferred Stock with a 8% coupon rate. This exchange was authorized by the board of directors and became effective on September 30, 2010 with final form and issuance on December 31, 2010. The restated shareholder note facility on September 30, 2010 was extended to mature on December 31, 2012 with a maximum line amount of $300,000 with an interest rate of 8% per annum.

On December 1, 2010, the board of directors authorized the exchange of 4,500,000 common shares held by Physician Capital Corporation to be exchanged for Series A Preferred Stock with a 8% coupon rate. Closing took place on December 31, 2010, at closing, the Company issued 225,000 shares of Series A, $.00001 par value, 8% cumulative, participating, convertible preferred stock with a liquidation preference of $100 per share and are entitled to receive pro rata distributions of dividends on an “as converted” basis with the holders of our common stock and Series A preferred stock do have the right to vote on any matters as if converted, including, without limitation, the election of directors. However, so long as any shares of Series A preferred stock are outstanding, we shall not, without first obtaining the approval of at least a majority of the holders of the Series A preferred stock, authorize or issue any equity security having a preference over the Series A preferred stock with respect to dividends, liquidation, redemption or voting, including any other security convertible into or exercisable for any equity security other than any senior preferred stock.

On December 1, 2010 the board of directors authorized a 10:1 common stock split for shareholders of record on December 31 2010, effective December 31, 2010.

Our operating losses have negatively impacted our liquidity and we are continuing to work on decreasing operating losses, while focusing on increasing net sales. We believe that our current cash position and lines of credit will be sufficient to enable us to meet our cash needs throughout 2011. We believe that if the need arises we can raise money through the equity markets.

We may not generate sufficient revenues from product sales in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we eventually may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion and marketing and product development plans. In addition, our losses may increase in the future as we expand our manufacturing capabilities and fund our marketing plans and product development. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. If we are unable to achieve profitability, the market value of our common stock will decline and there would be a material adverse effect on our financial condition.

If we continue to suffer losses from operations, our working capital may be insufficient to support our ability to expand our business operations as rapidly as we would deem necessary at any time, unless we are able to obtain additional financing. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives and would be required to reduce our level of operations, including reducing infrastructure, promotions, personnel and other operating expenses. These events could adversely affect our business, results of operations and financial condition. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or if they are not available on acceptable terms, our ability to fund the growth of our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressures, could be significantly limited.

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (FASB) issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, there should be no impact on the financial statements of the Company upon adoption.

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation has a material effect on our results of operations.

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Cell-Nique Corporation

We have audited the accompanying balance sheets of Cell-Nique Corporation, as of December 31, 2010 and 2009 and the related statements of operations, stockholders' deficit and cash flows for each of the two year periods then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cell-Nique Corporation as of December 31, 2010 and 2009 and the related statements of operations, stockholders' deficit and cash flows for each of the two year periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has suffered losses from operations and a deficit in retained earning that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber & Company, LLC
Gruber & Company, LLC

Lake Saint Louis, Missouri
April 15, 2011

Cell-Nique
Balance Sheets

	Audited	Audited
	December 31,	December 31,
	2010	2009
Assets
Current assets
Cash	$44,293	$7,624
Accounts receivable	36,594	38,201
Inventory	78,118	75,507
Total current assets	159,005	121,332

Machinery and equipment, net	47,914	70,859
Tradenames	94,064	0

Total assets	300,983	192,191

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	139,497	16,627
Notes payable - Shareholder	-	1,451,786
Total current liabilities	139,497	1,468,413

Long Term Liabilities
Notes payable - Shareholder	122,347	0

Stockholders' equity
Preferred Stk Series A 1,000,000 shares authorized,
240,000 issued and outstanding, par value $.00001	2

Common stock 49,000,000 shares authorized, 6,830,410 and
5,000,000 issued and outstanding, par value $.00001	68	500
Additional paid-in capital	887,915	(746,106)
Accumulated deficit	(848,848)	(530,616)
Total stockholders' equity	39,137	(1,276,222)

Total liabilities and stockholders' equity	$300,983	$192,191

See accompanying notes to financial statements

Cell-Nique
Statement of Operations

	Audited
	For the years ended
	December 31,
	2010	2009

Sales, net	$554,277	$486,859

Cost of sales	273,421	233,498

Gross profit	280,856	253,361

Expenses
Selling	229,581	360,239
General and administrative	248,673	306,604
Research and development	2,482	1,236
Depreciation	22,945	22,493

Total expenses	503,681	690,572

Loss from operations	(222,825)	(437,211)

Interest expense	94,452	93,405

	(317,277)	(530,616)

Income tax	(955)

Net loss	$(318,232)	$(530,616)

Net loss per common share	$(0.05)	$(0.11)

Weighted average shares outstanding	6,830,410	5,000,000

See accompanying notes to financial statements

Cell-Nique
Statement of Stockholders' Deficit

					Additional
	Preferred Stock		Common Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance December 31, 2006			50,000,000	$500	$249,500	$(295,125)	$(45,125)

Net loss for the year ended December 31, 2007						(630,837)	(630,837)
Non Cash Compensation and Expenses					92,000		92,000
Balance December 31, 2007			50,000,000	500	341,500	(925,962)	(583,962)

Net loss for the year ended December 31, 2008						(505,644)	(505,644)
Non Cash Compensation and Expenses					172,000		172,000
Balance, December 31, 2008			50,000,000	500	513,500	(1,431,606)	(917,606)

Recapitalization of Accumulated deficit Janurary 1, 2009					(1,431,606)	1,431,606	—
Net loss for the year ended December 31, 2009						(530,616)	(530,616)
Non Cash Compensation and Expenses					172,000		172,000
Balance, December 31, 2009			50,000,000	500	(746,106)	(530,616)	(1,276,222)

Net loss for the year ended December 31, 2010						(318,232)	(318,232)
Common stock issued for services			300,000	3	7,797		7,800
Non Cash Compensation and Expenses					86,000		86,000
Preferred stock issued to repay related party loan	15,000				1,500,000		1,500,000
Common stock exchanged for preferred stock	225,000	2	(45,000,000)	(450)	448		-
Common stock issued for acquisition of Hibix Corporation			1,530,410	15	39,776		39,791

Balance, December 31, 2010	240,000	$2	6,830,410	$68	$887,915	$(848,848)	$39,137

See accompanying notes to financial statements

Cell-Nique
Statements of Cash Flows

	Audited
	For the years ended
	December 31,
	2010	2009
Cash flows from operating activities
Net loss	$(318,232)	$(530,616)

Adjustments to reconcile net income/(loss) to
net cash used in operating activities:
Depreciation	22,945	22,845
Officers compensation contribution	80,000	160,000
Rent expense contribution	6,000	12,000
Common stock issued for services	7,800
Accounts receivable	1,607	(20,085)
Inventory	5,261	62,933
Accounts payable and accrued expenses	60,725	7,679
Net cash (used in)/provided by
operating activities	(133,894)	(285,244)

Cash flow from investing activities
Acquisition of machinery and equipment	0	(9,052)
Net cash (used in) investing activities	0	(9,052)

Cash flow from financing activities
Additional loans from shareholder	170,563	301,920
Net cash provided by financing activities	170,563	301,920

Cash and cash equivalents:
Net (decrease) increase	36,669	7,624
Balance at beginning of period	7,624	—
Balance at end of period	44,293	7,624

Supplemental cash flow information:
Cash paid for income taxes	$955	$—
Cash paid for interest	$12,718	$2,248

Non-cash financing activities:
Expenses contributed by shareholder	$86,000	$172,000
Interest added to shareholder loan	$81,718	$91,151

See accompanying notes to financial statements

Cell-nique Corporation
Notes to Financial Statements
December 31, 2010

Note 1 – Operations and Summary of Significant Accounting Policies

Operations

Cell-nique Corporation (the Company”) was organized under the laws of the state of Delaware on August 7, 2008.  Prior to incorporation, the Company was operated as a wholly-owned unincorporated division of Physicians Capital Corporation.  On December 31, 2008, Physicians Capital Corporation transfer all the assets and liabilities to Cell-nique Corporation. The transfer was treated as a recapitalization for accounting purposes and transferred at historical cost. The operations of the surviving entity reported in future financial reports will be those of Cell-nique Corporation.  The retained deficit of unincorporated Cell-nique through December 31, 2008 will be combined with Cell-nique Corporation capital accounts and carried forward as the capital of Cell-nique Corporation, the surviving entity. No goodwill was recognized in connection with this recapitalization.  Cell-nique Corporation is currently a C Corporation for federal income tax purposes.

The Company’s beginning was in 2006 when its’ founder and Chief Executive officer began development of his first beverage creation.  The Company is engaged primarily in the business of developing, manufacturing, marketing and sales of organic beverages.  The Company currently offers nine Cell-nique Organic Supergreen Drinks (Apple, Topical, Pomegranate, Citrus Vanilla, Japanese Roasted (Kukicha) Tea, Lemon Ginger, Berry Grape, Root Beer and Dark Chocolate).

The Company owns the US patent registered trademark rights to the Cell-nique ® brand.  The Company sells most of its products in specialty gourmet and natural food stores, supermarket chains, retail stores, and restaurants in the United States.

On December 31, 2010, the Company completed the acquisition of substantially all of the assets, and the assumption of certain liabilities, of Hibix Corporation, including its OOBATM brand of hibiscus extract drinks. As consideration for the acquisition, the Company issued to Hibix Corporation and its shareholders an aggregate of 1,530,410 shares of its common stock post stock split. The issuances of the Company’s common stock were effected in reliance upon a S-1 registration statement provided under the Securities Act of 1933, as amended, which became effective on April 27, 2010.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred net losses for the years ended December 31, 2010 and 2009 of $318,232 and $530,616 respectively and a retained deficit of $848,848 resulting in stockholders equity of $39,137 at December 31, 2010. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s management will continue to advance funds until the Company can raise equity financing to support its operations and growth.

Cash and Cash Equivalents

Cash and cash equivalents include cash in unrestricted deposit accounts and short-term cash investments that have an initial maturity of 90 days or less.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Research and development

Research and development expenditures are expensed as incurred. Development activities generally relate to creating new products, improving or creating variations of existing products by mixing the formulas with other components such as teas, non-dairy beverages and supplements.  Research and development expenditures were $2,482 and $1,236 for the year ended December 31, 2009 and 2008.

Regulatory bodies

The Company is regulated by the United States Department of Agriculture (USDA) and the Food and Drug Administration (FDA).  The Company is also subject to various state and local statutes and regulations applicable to the production, transportation, sale, safety advertising and labeling of the Company’s products.  The Company does not anticipate that compliance with the regulatory provisions will have any material adverse effect upon its capital expenditures, net income, financial position or competitive position

Accounts receivable

The Company evaluates the collectability of its trade accounts receivable based on a number of factors.  In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected.  In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding.

The allowance for doubtful accounts and returns and discounts is established through a provision for returns and discounts charged against sales.  Receivables are charged off against the allowance when payments are received or products returned.  The Company has determined that an allowance for doubtful accounts is not necessary as of December 31, 2010 and December 31, 2009.

Equipment and Related Depreciation

Equipment is stated at cost.  Depreciation expense is calculated using accelerated and straight-line methods over the estimated useful lives of the assets as follows:

Useful Life

Automotive equipment	5 Years
Office equipment and computers	5 Years

Intangible Assets

We amortize intangible assets with finite lives on a straight-line basis over their estimated useful lives. Trade names are amortized over 10 years.
Intangible assets are reviewed annually for impairment or when events or circumstances indicate their carrying amount may not be recoverable. No impairment was recorded in 2010.  We review the estimated useful lives of intangible assets annually to determine if events or circumstances warrant a change in the remaining useful life of an asset.

Amortization expense is expected to be approximately $9,406 per year for each of the following ten years.

Long-Lived Assets

The Company has adopted ASC Topic 360-10-10 formerly Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” ( “SFAS 144” ), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. Under SFAS 144 impairment losses are to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, The Company believes that, as of December 31, 2010 and December 31, 2009 there were no significant impairments of its long-lived assets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, and accounts receivables arising from their normal business activities. The Company’s cash balances on deposits with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000 at December 31, 2010. The Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the insurance limit.  In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions.  As of December 31, 2010 and December 31, 2009 the Company had $44,293 cash balances and 7,624 respectively.

During the Year ended December 31, 2010, the Company had three customers who accounted for approximately 78%, 13% and 6% of its sales respectively and during the year ended December 31, 2009 the same customers accounted for 70%, 14% and 6% of its sales respectively.  As of December 31, 2010, the Company had accounts receivable due from these three customers totaling $32,594 (83%) of its total accounts receivable and at December 31, 2009 the Company had accounts receivable due from these three customers totaling $35,909 or 94% of its total accounts receivable.

The Company currently relies on a single contract packer for the majority of its production and bottling of beverage products.  The Company has different packers available for their production of products.  Although there are other packers, a change in packers may cause a delay in the production process, which could ultimately affect operating results.

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted ASC Topic 820-10 formerly SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The adoption of SFAS 157 did not have a material impact on the Company’s fair value measurements.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•
Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. The Company's Level 1 assets include cash equivalents, primarily institutional money market funds, whose carrying value represents fair value because of their short-term maturities of the investments held by these funds.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Company's Level 2 liabilities consist of two liabilities arising from the issuance of a convertible debenture in 2006 and in accordance with EITF 00-19: a warrant liability for detachable warrants, as well as an accrued derivative liability for the beneficial conversion feature. These liabilities are remeasured on a quarterly basis. Fair value is determined using the Black-Scholes valuation model based on observable market inputs, such as share price data and a discount rate consistent with that of a government-issued security of a similar maturity.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

SFAS 157 requires the use of observable market data if such data is available without undue cost and effort.

Cost of Sales

The Company classifies shipping and handling costs of the sale of its products as a component of cost of sales.  For the year ended December 31, 2010 and 2009, shipping and handling costs were $25,965 and $53,284 respectively.  In addition the Company classifies lab costs and warehousing costs as costs of sales.  Certain of these costs become a component of the inventory cost and are expensed to costs of sales when the product to which the cost has been allocated is sold.

Advertising

Advertising costs are expensed as incurred and are included in selling expenses.  Total advertising expenses were $36,127 and $51,626 for the year ended December 31, 2010 and 2009 respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740 formerly SFAS No. 109, “Accounting for Income Taxes.” Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260 formerly SFAS No. 128, “Earnings per Share.”  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share has not been presented since no options to purchase common stock are outstanding at December 31, 2010 or 2009.

On December 1, 2010 the Company’s Board of Directors approved a 10:1 forward split of its common stock.   All share information for common shares has been retroactively restated for this reverse stock split.

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.  Revenues from the sale of the Company’s products are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectability is reasonably assured. A product is not shipped without an order from the customer and credit acceptance procedures performed and approved.  The Company generally ships products F.O.B. shipping point.

All sales are final, however the Company does allow, although it is not obligated to, returns under certain circumstances.  For customer relations purposes, the Company may allow returns for outdated and spoiled product.  The returned items must be accompanied by a pre-approved return authorization form.  In addition, items may be returned due to manufacturer defect or product recall.  The allowance for returned items is regularly reviewed and adjusted by management based on historical trends.  As of December 31, 2010 and 2009 management has determined that no allowance for returned items is required.

The Company accounts for certain sales incentives, including promotional discounts ranging from 10% - 15% off invoice, and the 1% prompt payment discount as a reduction of gross sales in accordance with Emerging issues Task Force Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.”

Segment Reporting

The Company follows guidance issued by ASC Topic 280 formerly Statement of Financial Accounting Standards No. 131, (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information.”  SFAS 131 requires certain disclosures regarding is operating segments, as defined by SFAS 131.  Management has determined that the Company operates in only one segment and evaluates its revenues and expenses accordingly and that the disclosure of segment information is not required.

Stock Based Compensation

The Company adopted ASC Topic 718 formerly Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Accounting for Stock-Based Compensation”.  SFAS 123R establishes the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered.  For stock based compensation the Company recognizes an expense in accordance with SFAS No. 123R and values the equity securities based on the fair value of the security on the date of grant.  Stock option awards are valued using the Black-Scholes option-pricing model.

The Company accounts for stock issued to non-employees in accordance with EITF No. 96-18, “Accounting for Equity instruments that are Issued to other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services and EITF 00-18 “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees” where the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

As there is no trading history and the Company securities are not offered to the public, the Company has determined that the fair value of its stock is the price paid when it raises funds.   For the year ended December 31, 2010 and 2009, the Company has not issued stock for compensation.

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (FASB) issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, there should be no impact on the financial statements of the Company upon adoption.

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 2 – Inventory

Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market, and consists of the following:
	December 31
	2010	2009

Finished products	$58,529	35,167
Raw materials	19,589	40,340
	$78,118	75,507

Note 3 – Machinery and Equipment

Machinery consists of the following:
	December 31,
	2010	2009

Machinery and equipment	$114,726	114,726

Less – Accumulated depreciation	66,812	43,867
	$47,914	70,859

Depreciation expense was $22,945 and $22,493 for the year ended December 31, 2010 and 2009 respectively.

Note 4 – Stockholders’ Equity

The Company’s Certificate of Incorporation filed with the State of Delaware on August 27, 2008 authorized the Company to issue 1,000,000 shares of stock with a par value of $.001 per share.  As of June 19, 2009 the Company amended its Certificate of Incorporation to authorize 50,000,000 shares of stock, consisting of 49,000,000 common shares and 1,000,000 preferred shares both with a par value of $.00001 per share. On December 1, 2010 the Company authorized a 10:1 common stock split effective December 31, 2010. As of December 31, 2010 and 2009 there were 240,000 and 0 shares outstanding respectively, of Series A preferred stock with an 8% cumulative, participating, coupon and a liquidation preference of $100.00.

Series A preferred shares have an 8% pro-rata annual cumulative dividend. The dividend can be paid in cash or, in the sole and absolute discretion of our board of directors, in shares of common stock based on its then fair market value. We cannot declare or pay any dividend on shares of our securities ranking junior to the preferred stock until the holders of our preferred stock have received the full non-cumulative dividend to which they are entitled. In addition, the holders of our preferred stock are entitled to receive pro rata distributions of dividends on an “as converted” basis with the holders of our common stock. During the year ended December 31, 2010 the Company accrued and paid a no dividend payable to the preferred shareholders and during the year ended December 31, 2009 the Company accrued and paid a no dividend payable to the preferred shareholders.

In the event of any liquidation, dissolution or winding up of the Company, or if there is a change of control event, then, subject to the rights of the holders of our more senior securities, if any, the holders of our Series A preferred stock are entitled to receive, prior to the holders of any of our junior securities, $100.00 per share plus all accrued and unpaid dividends. Thereafter, all remaining assets shall be distributed pro rata among all of our security holders.  Since December 31, 2010, we have the right, but not the obligation, to redeem all or any portion of the Series A preferred stock by paying the holders thereof the sum of the original purchase price per share, which was $100.00, plus all accrued and unpaid dividends.

The Series A preferred stock may be converted, at the option of the holder, at any time after issuance and prior to the date such stock is redeemed, into shares of common stock at the then current market price, subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, recapitalization, reclassification and similar transactions. We are obligated to reserve out of our authorized but unissued shares of common stock a sufficient number of such shares to effect the conversion of all outstanding shares of Series A preferred stock. During the year ended December 31, 2010, no shares of preferred stock were converted into shares of common stock.  During the year ended December 31, 2009, no shares of preferred stock were converted into shares of common stock.

Except as provided by law, the holders of our Series A preferred stock shall have the right to vote on any matters as if converted, including, without limitation, the election of directors. However, so long as any shares of Series A preferred stock are outstanding, we shall not, without first obtaining the approval of at least a majority of the holders of the Series A preferred stock, authorize or issue any equity security having a preference over the Series A preferred stock with respect to dividends, liquidation, redemption or voting, including any other security convertible into or exercisable for any equity security other than any senior preferred stock.

Note 5 – Stock Options

As of December 31, 2010, no options have been issued.

Note 6 – Income Taxes

At December 31, 2010, the Company had available federal and state net operating loss carryforwards to reduce future taxable income.  The amount available was approximately $308,305 for federal and state purposes.  The federal and state net operating loss carryforward expires in 2030.  Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the net operating loss carryforwards.  Accordingly, the Company has not recognized a deferred tax asset for this benefit.

ASC Topic 740 formerly Statement of Financial Accounting Standards No. 109 (SFAS 109) requires that the Company establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.  Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with net operating loss carryforwards, the utilization of the Company’s net operating loss carryforwards will likely be limited as a result of cumulative changes in stock ownership.  The Company has not recognized a deferred asset and, as a result, the change in stock ownership will not result in any change to the valuation allowances.  Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time.

Significant components of the Company’s deferred income tax assets are as follows as of:

December 31, 2010
Deferred income tax asset:	0
Net operating loss carry forward	$318,232
Valuation allowance	(318,232)
Net deferred income tax asset	—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

December 31, 2010
Federal Statutory tax rate	(34)%
State tax, net of federal benefit	(5)%
Change in valuation	(39)%
Allowance	39%

The Company has adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) — an interpretation of FASB Statement No. 109, Accounting for Income Taxes.  The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2010, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for five years after 2010. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOL’s and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

Note 7 -  Related Party Transactions

The Company has a line of credit with Physicians Capital Corporation, which is owned by Dan Ratner and Donna Ratner, the Company’s co-founders and founding shareholders.  As of December 31, 2010 and December 31, 2009, the outstanding principal balance of the line of credit was $122,347 and $1,451,786, including accrued interest of $2,120 and $216,103 respectively.  Interest accrued for the year periods ended December 31, 2010 and 2009 was $81,733 and $91,157 respectively. Interest is accrued monthly on the average outstanding balance for the quarter pro-rated at the rate of 8% annually. The line of credit is in good standing and is due December 31, 2012.

On September 30, 2009, the Company modified and restated its outstanding shareholder note with Physicians Capital Corporation where by a partial recapitalized of $1,500,000 was exchanged for 15,000 shares of Series A Preferred Stock with a 8% coupon rate. This exchange was authorized by the board of directors and became effective on September 30, 2010 with final form and issuance on December 31, 2010. The restated shareholder note facility on September 30, 2010 was extended to mature on December 31, 2012 with a maximum line amount of $300,000 with an interest rate of 8% per annum.

On December 1, 2010, the board of directors authorized the exchange of 4,500,000 common shares held by Physician Capital Corporation to be exchanged for Series A Preferred Stock with a 8% coupon rate. Closing took place on December 31, 2010, at closing, the Company issued 225,000 shares of Series A, $.00001 par value, 8% cumulative, participating, convertible preferred stock with a liquidation preference of $100 per share and are entitled to receive pro rata distributions of dividends on an “as converted” basis with the holders of our common stock and Series A preferred stock shall have the right to vote on any matters as if converted, including, without limitation, the election of directors.

Office Space: The Company uses shared office space owned by Dan Ratner and Donna Ratner, the Company’s co-founders and sole shareholders which is accounted for at fair market value in the Company's financial statements. Our financial statements reflect stand-alone office space expense, if the Company went out and rented stand-alone space, management estimates the rental could be valued at $6,000 and $12,000 respectively, for the year ending December 31, 2010 and 2009. The officers did not remunerate themselves in the form of cash payments for the stand-alone fair value of the office space, however, non-cash office space consideration was expensed and the officers contributed non-cash consideration to additional paid-in capital.

Officers Compensation Expense: Our financial statements reflect non-cash officers compensation expense which the officers contributed it to the company as additional paid-in capital since the officers have elected to forgo their compensations valued at $80,000 and $160,000 respectively, for their positions for the year ending December 31, 2010 and 2009.  And the officers do not remunerate themselves in the form of some other payments for the fair value of the services rendered.

Note 8 - Acquisition

The Company uses the purchase method of accounting for qualifying business combinations. Under the purchase method of accounting, the assets and liabilities of the acquired companies are recorded at their estimated fair values at the date of acquisition. The excess of cost over their fair values is recognized as goodwill. Identified intangible assets, other than goodwill, are amortized over their estimated useful lives. Goodwill is not amortized for financial reporting purposes. Consideration for acquisitions includes cash paid and the value of any stock issued and options assumed, less any cash acquired, debt assumed, and contingent employee compensation payable in cash.

On December 31, 2010, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Hibix Corporation including its OOBA brand of hibiscus extract drinks.  As consideration for the acquisition, the Company issued Hibix Corporation and its shareholders an aggregate of 1,530,410 shares of its common stock (post stock split, see Note 1) valued at $.026 per share.  Fair value of the stock was based on a valuation estimate provided by a third party based on the equity value of Cell-Nique on a minority basis assuming  the acquisition of Hibix Corporation.  The issuance of the Company’s common stock were effected in reliance upon as S-1 registration statement provided under the Securities Act of 1933, as amended, which became effective on April 27, 2010.   The transaction broadens our product portfolio by adding the OOBA brand.

The following table presents the purchase price for the acquisition:

Purchase Price Consideration
Equity consideration	$39,791
Cash consideration	62,145

Total purchase price consideration	$101,936

Recognized amounts of identifiable assets acquired and liabilities assumed
Inventory	$7,872
Identifiable intangible assets	94,064
Financial liabilities	(62,145)

Total identifiable net assets	$39,791

Identified intangible assets acquired during are summarized as follows:

Description	Value	Life
Tradename	$94,064	10 Years

Pro-forma results as if the acquisition had been made as of January 1, 2009 have not been included in the notes to the financial statements since the Company did not acquire 100% of the business assets in the acquisition, and the results would not be meaningful to the readers of these financial statements.

Note 9 – Subsequent Events

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

The Company has evaluated subsequent events through the time the December 31, 2010 financial statements were issued on April 15, 2011.  No events have occurred subsequent to December 31, 2010 that requires disclosure or recognition in these financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures, Management’s Annual Report on Internal Control over Financial Reporting

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

Item 9B.  Other Information

None.
PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

General

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their death, resignation or removal. Officers serve at the discretion of the board of directors. Except as described below, there are no family relationships among any of our directors and executive officers. Our board members are encouraged to attend meetings of the board of directors and the annual meeting of stockholders. The board of directors held 1 meeting in 2010. The following table sets forth certain information with respect to our current directors and executive officers:

Name	Position	Age

Dan Ratner	President, Chief Financial Officer and Chairman of the Board	48
Donna Ratner	Chief Marketing Officer, Secretary and Director	51

Business Experience of Directors and Executive Officers

Dan Ratner, founded our company in 2006. Mr. Ratner has served as our Chairman, President and Chief Financial Officer since inception. Mr. Ratner has been responsible for our design and products, including the original product recipes, the proprietary manufacturing process and the packaging and marketing strategies. Prior to Founding Physicians Capital Corp in 1996, Mr. Ratner had worked as Vice President at Advanced Health, GE Capital and Linc Group/ABN-AMRO Bank, and Senior Consultant at Price Waterhouse.  Mr. Ratner received a double major B.S. in Accounting and Finance in 1985 from University of Arizona, Tucson.

Donna Ratner has Served as our Vice Chairman, Chief Marketing Officer and Secretary since October 2007.  Ms. Ratner worked as Marketing Manger at CBS Sports and MTV networks in the national marketing department. Ms Ratner marketed and brokered Shenandoah Natural Beef to natural food stores including Whole Foods Market.

Other than the relationship of Dan Ratner and Donna Ratner, none of our directors or executive officers are related to one another.

There are no written employment agreements with any of our officers or key employees, including Dan Ratner or Donna Ratner. We do not have any agreements which provide for severance upon termination of employment, whether in context of a change of control or not.

Legal Proceedings

To the best of our knowledge, none of our executive officers or directors are parties to any material proceedings adverse to Cell-nique, have any material interest adverse to Cell-nique or have, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
had any bankruptcy petition filed by or against him/her or any business of which he/she was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities, futures, commodities or banking activities;

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been subject to, or party to, any judicial or administrative order, judgment, decree , or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation  of (i) any Federal or State securities or commodities law or regulation, (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; orbeen the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

We are committed to having sound corporate governance principles. We believe that such principles are essential to running our business efficiently and to maintaining our integrity in the marketplace.

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of
Directors.
 Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our longstanding values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the board of directors also considers the candidate’s character, judgment, diversity, age and skills, including financial literacy and experience in the context of our needs and the needs of the board of directors.

Director Independence

We intend to maintain at least three independent directors on our board of directors in the future.

Code of Ethics

Our Chief Executive Officer and all senior financial officers, including the Chief Financial Officer, are bound by a Code of Ethics that complies with Item 406 of Regulation S-B of the Exchange Act. Our Code of Ethics is posted on our website at www.cell-nique.com.

Board Structure and Committee Composition

As of the date of this Annual Report, our board of directors has two directors and the following three standing committees: an Audit Committee, a Compensation Committee and a Nominations and Governance Committee. These committees were formed in December 2010.

Audit Committee. Our Audit Committee oversees our accounting and financial reporting processes, internal systems of accounting and financial controls, relationships with independent auditors and audits of financial statements. Specific responsibilities include the following:

•	selecting, hiring and terminating our independent auditors;
•	evaluating the qualifications, independence and performance of our independent auditors;
•	approving the audit and non-audit services to be performed by our independent auditors;
•	reviewing the design, implementation, adequacy and effectiveness of our internal controls and critical accounting policies;
•	overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;
•	reviewing with management and our independent auditors, any earnings announcements and other public announcements regarding our results of operations; and
•	preparing the audit committee report that the SEC requires in our annual proxy statement.

Currently Audit Committee are comprised of Dan Ratner and Donna Ratner. The board of directors has determined that the members of the Audit Committee are not independent under the rules of the SEC and the Nasdaq National Market and that It is our intention appoint outside qualified directs in the future as an “audit committee financial expert,” as defined by the rules of the SEC. Our board of directors has adopted a written charter for the Audit Committee meeting applicable standards of the SEC and the Nasdaq National Market.

Compensation Committee. Our Compensation Committee assists our board of directors in determining and developing plans for the compensation of our officers, directors and employees. Specific responsibilities include the following:

•	approving the compensation and benefits of our executive officers;
•	reviewing the performance objectives and actual performance of our officers; and
•	administering our stock option and other equity compensation plans.

Our Compensation Committee is comprised of Dan Ratner and Donna Ratner. The board of directors has determined that all of the members of the Compensation Committee are not independent under the rules of the Nasdaq National Market. Our board of directors has adopted a written charter for the Compensation Committee.

Nominations and Governance Committee. Our Nominations and Governance Committee assists the board of directors by identifying and recommending individuals qualified to become members of our board of directors, reviewing correspondence from our stockholders, and establishing, evaluating and overseeing our corporate governance guidelines. Specific responsibilities include the following:

•	evaluating the composition, size and governance of our board of directors and its committees and making recommendations regarding future planning and the appointment of directors to our committees;
•	establishing a policy for considering stockholder nominees for election to our board of directors; and
•	evaluating and recommending candidates for election to our board of directors.

Our Nominations and Governance Committee is comprised of Dan Ratner and Donna Ratner. The board of directors has determined that all of the members of the Nominations and Governance Committee are mot independent under the rules of the Nasdaq National Market. Our board of directors has adopted a written charter for the Nominations and Corporate Governance Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities.

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Cell-nique under 17 CFR 240.16a-3(e) during our most recent fiscal year and Forms 5 and amendments thereto furnished to Cell-nique with respect to our most recent fiscal year or written representations from the reporting persons, we believe that during the year ended December 31, 2010 our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

Item 11.  Executive Compensation

The following table summarizes all compensation for fiscal years 2010 and 2009 received by our principal executive officer, principal financial officer and chief operating officer, who are the only executive officers of the Company in fiscal year 2010, our “Named Executive Officers”.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards ($)(1)	Non- Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total

Dan Ratner Chief Executive Officer (1)	2010	$80,000	-	$-	-	-	-	$	$80,000
	2009	$160,000						$	$160,000

(1)	Officer did not take cash compensation. All Compensation was contributed to Additional Paid in Capital.

Employment Agreements

There are no written employment agreements with any of our officers or key employees, including Dan Ratner.  We do not have any agreements which provide for severance upon termination of employment, whether in context of a change of control or not.
Director Compensation

None

Item 12.  Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table reflects, as of the date of this Annual Report, the beneficial common stock ownership of: (a) each of our directors, (b) each of our current named executive officers, (c) each person known by us to be a beneficial holder of 5% or more of our common stock, and (d) all of our executive officers and directors as a group.

Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.  Unless otherwise indicated, the principal address of each listed executive officer and director is 12 Old Stage Coach Rd, Weston, CT 06883.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)

Directors and Named Executive Officers
Dan Ratner (2)	5,000,000	73
Donna Ratner (2)	5,000,000	73

Directors and executive officers as a group (2 persons)	5,000,000	73

5% or greater stockholders
None

*   Less than 1%.
(1) Beneficial ownership is determined in accordance with the rules of the SEC.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the date of this prospectus are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants but are not deemed outstanding for computing the percentage ownership of any other stockholder.  Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name.  Percentage of ownership is based on approximately 5,000,000 shares of common stock outstanding as of the date of this prospectus.

(2) Physicians Capital Corp is the holder of common stock which is 100% controlled by Dan Ratner and Donna Ratner which are husband and wife and board members.  The same number of shares of common stock is shown for each of them, as they may each be deemed to be the beneficial owner of all of such shares.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our board of directors has adopted written policies and procedures for the review of any transaction, arrangement or relationship between Cell-nique and one of our executive officers, directors, director nominees or 5% or greater stockholders (or their immediate family members), each of whom we refer to as a “related person,” in which such related person has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, defined as a “related party transaction,” the related party must report the proposed related party transaction to our Chief Financial Officer.  The policy calls for the proposed related party transaction to be reviewed and, if deemed appropriate, approved by the Governance Committee. If practicable, the reporting, review and approval will occur prior to entry into the transaction.  If advance review and approval is not practicable, the Governance Committee will review, and, in its discretion, may ratify the related party transaction. Any related party transactions that are ongoing in nature will be reviewed annually at a minimum.  The related party transactions listed below were reviewed by the full board of directors.  Currently we did not have independent directors on our Board to review and approve related party transactions. The Governance Committee shall review future related party transactions.

During the years December 31, 2010 and 2009, we have participated in the following transactions in which a related person had or will have a direct or indirect material interest:

Donna Ratner, our Secretary and director, is Dan Ratner spouse.

Item 14.  Principal Accounting Fees and Services

Gruber & Company, LLC (“Gruber”) was our independent registered public accounting firm for the years ended December 31, 2010 and 2009.

The following table shows the fees paid or accrued by us for the audit and other services provided by Gruber for the years ended December 31, 2010 and 2009.

	2010	2009

Audit Fees	$10,000	$10,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$10,000	$10,000

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Audit Fees

Services provided to us by Gruber with respect to such periods consisted of the audits of our financial statements and limited reviews of the financial statements included in Quarterly Reports on Form 10-Q. Gruber also provided services with respect to the filing of our registration statements in 2010 and 2009.

Audit Related Fees

Gruber did not provide any professional services to us with which would relate to “audit related fees.”

Tax Fees

Gruber did not provide any professional services to us with which would relate to “tax fees.”

All Other Fees

Gruber did not provide any professional services to us with which would relate to “other fees.”

Audit Committee Pre-Approval Policies and Procedures

Under the SEC’s rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent registered public accounting firm in order to ensure that they do not impair the auditors’ independence. The Commission’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent registered public accounting firm.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent registered public accounting firm to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting. Accordingly, all audit services and non-audit services described in this Item 14 were pre-approved by the Audit Committee.

There were no hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15.   Exhibits and Financial Statements

(a)  1. Financial Statements

See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

2. Financial Statement Schedules

All other financial statement schedules have been omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

See the Exhibit Index which follows the signature page of this Annual Report on Form 10-K, which is incorporated herein by reference.

(b) Exhibits

See Item 15(a) (3) above.

(c) Financial Statement Schedules

See Item 15(a) (2) above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Cell-nique Corporation
(Registrant)

Date: April 15, 2011	/s/ Dan Ratner
Dan Ratner
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 15, 2011	/s/ Dan Ratner
Dan Ratner
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Dan Ratner	President, Chief Financial Officer	April 15, 2011
Dan Ratner	and Chairman of the Board of Directors

/s/ Donna Ratner	Chief Marketing Officer, Secretary and Director	April 15, 2011
Donna Ratner

EXHIBIT INDEX
Index to Exhibits

SEC REFERENCE NUMBER	TITLE OF DOCUMENT	LOCATION Incorporated by Reference

3.1	Articles of Incorporation	Filed S-1 on 8-18-2009

3.2	Amendment to Certificate of Incorporation	Filed Exhibit 3.2 to Cell-nique Corporations Form 8k as filed March 25, 2011

3.3	Bylaws	Filed S-1 on 8-18-2009

10.1	Amended and Restated Credit Agreement, dated as of December 31, 2010, by and among Cell-nique Corporation and Physicians Capital Corporation. (included as Exhibit 10.1 herein by reference)	Filed Exhibit 10.1 to Cell-nique Corporations Form 8k as filed March 25, 2011
10.2	Asset Purchase Agreement between Cell-nique Corporation and Hibix Corporation dated December 31, 2010	Filed Exhibit 10.1 to Cell-nique Corporations Form 8k as filed March 25, 2011
23.1	Consent of Gruber & Co., P.A	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herein, the certifications attached as Exhibits 32.1 and 32.2 accompany the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Cell-nique Corporation for purposes of Section 18 of the Securities Exchange Act