Form 10-Q
period 2011-03-31
Cell-nique Corp
filed 2011-05-11
CIK 1470512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

☐	Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

for the transition period from ____________ to ____________

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
Yes  ☐  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 6,830,410 shares of Common Stock outstanding as of May 10, 2011.

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

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Balance Sheets - March 31, 2011 (unaudited) and December 31, 2010

Condensed Statements of Operations for the three month periods ended March 31, 2011 and 2010 (unaudited)

Condensed Statement of Changes in Stockholders’ Equity for the three month period ended March 31, 2011 (unaudited)

Condensed Statements of Cash Flows for the three month periods ended March 31, 2011 and 2010 (unaudited)

Notes to Condensed Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4T.Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Removed and Reserved

Item 5. Other Information

Item 6. Exhibits

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Cell-nique Corporation
CONDENSED BALANCE SHEETS

	Unaudited	Audited
	March 31,	December 31,
	2011	2010
Assets
Current assets
Cash	$25,046	$44,293
Accounts receivable	32,708	36,594
Inventory	75,735	78,118
Total current assets	133,489	159,005

Machinery and equipment, net	42,178	47,914
Tradenames	91,712	94,064

Total assets	267,379	300,983

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	102,251	139,497
Total current liabilities	102,251	139,497

Long Term Liabilities
Notes payable - Shareholder	163,705	122,347

Stockholders' equity
Preferred Stk Series A 1,000,000 shares authorized,
240,000 issued and outstanding, par value $.00001	2	2

Common stock 49,000,000 shares authorized, 6,830,410 and
5,000,000 issued and outstanding, par value $.00001	68	$68
Additional paid-in capital	887,915	887,915
Accumulated deficit	(886,562)	(848,848)
Total stockholders' equity	1,423	39,137

Total liabilities and stockholders' equity	$267,379	300,983

The accompanying notes are an integral part of these condensed financial statements

CELL-NIQUE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Unaudited
	Three months ended March 31,
	2011	2010

Sales, net	$106,739	$127,581

Cost of sales	41,254	66,995

Gross profit	65,485	60,586

Expenses
Selling	45,537	60,409
General and administrative	39,912	72,245
Research and development	2,035	630
Depreciation and Amortization	8,088	5,636

Total expenses	95,572	138,920

Loss from operations	(30,087)	(78,334)

Interest expense	7,626	26,954

	(37,713)	(105,288)
Extraordinary Expense
Income tax

Net loss	$(37,713)	$(105,288)

Net loss per common share	$(0.01)	$(0.02)

Weighted average shares outstanding	6,830,410	5,000,000

The accompanying notes are an integral part of these condensed financial statements

CELL-NIQUE CORPORATION
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months ended March 31, 2011
(unaudited)

					Additional
	Preferred Stock		Common Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2010	240,000	$2	6,830,410	$68	$887,915	$(848,848)	$39,137

Net loss for the three months ended March 31, 2010						(37,714)	(37,714)
Balance, March 31, 2010	240,000	2	6,830,410	68	887,915	(886,562)	1,423

The accompanying notes are an integral part of these condensed financial statements

CELL-NIQUE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Unaudited
	Three months ended
	March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(37,713)	$(105,288)

Adjustments to reconcile net income/(loss) to
net cash used in operating activities:
Depreciation	5,736	5,636
Amortization	2,352	0
Officers compensation contribution	0	40,000
Rent expense contribution	0	3,000
Interest added to shareholder loan	3,168	25,033
Changes in assets and liabilities:
Accounts receivable	3,886	6,378
Inventory	2,383	26,121
Accounts payable and accrued expenses	(37,248)	3,121
Net cash (used in)/provided by
operating activities	(57,436)	4,001

Cash flow from investing activities
Acquisition of machinery and equipment	0	0
Net cash (used in) investing activities	0	0

Cash flow from financing activities
Additional loans from shareholder	38,191	15,990
Net cash provided by financing activities	38,191	15,990

Cash and cash equivalents:
Net (decrease) increase	(19,247)	19,991
Balance at beginning of period	44,293	7,624
Balance at end of period	25,046	27,615

Supplemental cash flow information:
Cash paid for income taxes	—	—
Cash paid for interest	$4,458	$1,921

Non-cash financing activities:
Interest added to shareholder loan	3,168	25,033

The accompanying notes are an integral part of these condensed financial statements

CELL-NIQUE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 and 2010 (UNAUDITED)

1. Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cell-nique Corporation (the "Company"), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2011 and the results of operations and cash flows for the three months ended March 31, 2011 and 2010. The balance sheet as of December 31, 2010 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s annual report Form 10K, as filed with the Securities and Exchange Commission on 4-15-2011.

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

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2011.

Recently Issued Accounting Pronouncements Not Yet Effective

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, “Intangibles-Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force),” which provides updated authoritative guidance related to performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The qualitative factors that an entity should consider when evaluating whether it is more likely than not that a goodwill impairment exists are consistent with the existing guidance for determining whether an impairment exists between annual tests. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption, which for the Company is our fiscal year beginning July 1, 2011. We do not expect this standard to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this standard specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This standard also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. This standard is therefore effective for the Company for acquisitions made after the beginning of fiscal 2012. We do not expect the pro forma disclosure requirements under this standard to have a material impact on our consolidated financial statements.

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

For the three months ended March 31, 2011 and 2010 the calculations of basic and diluted loss per share are the same because potential no dilutive securities would have an anti-dilutive effect.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the three months ended March 31, 2011.

During the three months ended March 31, 2011 and 2010, the Company had two customers, which accounted for approximately 61% and 15% of sales in 2011, and 72% and 6% of sales in 2010, respectively. No other customers accounted for more than 10% of sales in either year. As of March 31, 2011 and December 31, 2010, the Company had approximately $22,062 (67%) and $22,708 (64%), respectively, of accounts receivable from these customers.

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

2. Acquisitions

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

Pro-forma results as if the acquisition had been made as of January 1, 2010 have not been included in the notes to the financial statements since the Company’s acquisition were not found to be significant or meaningful according to regulation S-X significance test § 210.3-05 (i) If none of the conditions exceeds 20 percent, financial statements are not required.

3. Inventory

Inventory consists of the following as of:

	March 31, 2011	December 31, 2010
Raw Materials and packaging	$34,966	$19,589
Finished Goods	40,769	58,529
	$75,735	$78,118

4. Fixed Assets

Fixed assets are comprised of the following as of:

	March 31, 2011	December 31, 2010
Machinery and equipment	114,726	114,726
Accumulated depreciation	(72,548)	(66,812)
	$42,178	$47,914

5. Line of Credit

The Company has a line of credit with Physicians Capital Corporation, which is owned by Dan Ratner and Donna Ratner, the Company’s co-founders and sole shareholders. As of December 31, 2010 and March 31, 2011, the outstanding principal balance of the line of credit was $122,347 and $163,705, including accrued interest of $2,120 and $5,288 respectively.  Interest accrued for the year periods ended December 31, 2010 and March 31, 2011 was $81,733 and $3,168 respectively. Interest is accrued monthly on the average outstanding balance for the quarter pro-rated at the rate of 8% annually. The line of credit is in good standing and is due December 31, 2012. It is contemplated that use of proceeds are to repay debt and if proceeds from the offering are insufficient to repay all the debt when due, either the due date will be automatically extended for additional 12 months and/or partial repayment is also acceptable to Management and Note Holder.

6. Stockholders Equity

The Company’s Certificate of Incorporation filed with the State of Delaware on August 27, 2008 authorized the Company to issue 1,000,000 shares of stock with a par value of $.001 per share.  As of June 19, 2009 the Company amended its Certificate of Incorporation to authorize 50,000,000 shares of stock, consisting of 49,000,000 common shares and 1,000,000 preferred shares both with a par value of $.00001 per share. On December 1, 2010 the Company authorized a 10:1 common stock split effective December 31, 2010. As of December 31, 2010 and 2009 there were 240,000 and 0 shares outstanding respectively, of Series A preferred stock with an 8% cumulative, participating, coupon and a liquidation preference.

7. Stock Based Compensation

Stock Options:  As of March 31, 2011, no options have been issued.

8. Related Party Transactions

The Company has a line of credit with Physicians Capital Corporation, which is owned by Dan Ratner and Donna Ratner, the Company’s co-founders and sole shareholders.  As of December 31, 2010 and March 31, 2011, the outstanding principal balance of the line of credit was $122,347 and $163,705, including accrued interest of $2,120 and $5,288 respectively.  Interest accrued for the year periods ended December 31, 2010 and March 31, 2011 was $81,733 and $3,168 respectively. Interest is accrued monthly on the average outstanding balance for the quarter pro-rated at the rate of 8% annually. The line of credit is in good standing and is due December 31, 2012. It is contemplated that use of proceeds are to repay debt and if proceeds from the offering are insufficient to repay all the debt when due, either the due date will be automatically extended for additional 12 months and/or partial repayment is also acceptable to Management and Note Holder.

Office Space: The Company uses shared office space owned by Dan Ratner and Donna Ratner, the Company’s co-founders and sole shareholders which is accounted for at fair market value in the Company's financial statements. Our financial statements reflect stand-alone office space expense, if the Company went out and rented stand-alone space, management estimates the rental could be valued at $6,000 and $0 respectively, for the year ending December 31, 2010, three months ending March 31, 2011. The officers did not remunerate themselves in the form of cash payments for the stand-alone fair value of the office space, however, non-cash office space consideration was expensed and the officers contributed non-cash consideration to additional paid-in capital.

Officers Compensation Expense: Our financial statements reflect non-cash officers compensation expense which the officers contributed it to the company as additional paid-in capital since the officers have elected to forgo their compensations valued at $80,000 and $0 respectively, for their positions for the year ending December 31, 2010, three months ending March 31, 2011.  And the officers do not remunerate themselves in the form of some other payments for the fair value of the services rendered.

9. Subsequent Events

The Company has evaluated subsequent events through the time the March 31, 2011 financial statements were issued on May 10, 2011.  No events have occurred subsequent to March 10, 2011 that requires disclosure or recognition in these financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business.

Results of Operations

Three months ended March 31, 2011 Compared to Three months ended March 31, 2010

Sales of $106,739 and $127,739 for the three months ended March 31, 2011 and March 31, 2010 respectively represented a decrease of 16% or $20,842.  The decrease in revenues is primarily due to larger inventory purchases late in December 2010 which slightly decreased purchases in 1st quarter 2011. We see same store sales growth of our products steady in the 1st quarter as compared to the same period in 2010.  The number of stores carrying our products is also approximately the same, but very hard to quantify.

Cost of Goods Sold

Cost of goods sold consists primarily of the costs of our ingredients, packaging, production and freight.  Our cost of goods sold of $41,254 for the three months ended March 31, 2011 represents a decrease of 38% or $25,741, as compared to the prior year increase during same period amount of $66,995.  Cost of goods sold, on a per unit basis, remained at approximately the same levels as in 2011 in the 49% - 53% range which take into account slight variations in certain raw material and freight cost of ingredient costs.  Overall, we have not experienced significant increases in raw material and packaging costs in 2011, while we are continuing to negotiate reductions and find lower-cost sources wherever possible.  The high quality of our natural ingredients is of primary concern, as we constantly seek good sources. We are seeing a short term decrease in cost of goods sold from the new acquisition, but expect it to normalize throughout the year.

Gross Profit

Our gross profit increased to $65,485 in the three months ended March 31, 2011, from $60,586 in 2010, an increase of $4,899 or 8%.  The gross profit as a percentage of sales increased to 61% in 2011, from 50% in the same period of 2010.  This gross profit margin change is primarily due to recent acquisition and historical costs of raw material and freight prices in 2010. We will see increases in cost of goods sold from the new acquisition, but expect it to normalize throughout the year back to historical levels.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs decreased to $45,437 in the three months ended March 31, 2011 from $60,409 in 2009, a net decrease of $14,872 or 25%.  The decrease is primarily due to decreases in brokerage compensation and travel costs and a decrease in trade shows expenses.

The focus of our sales efforts is primarily on increasing product placements in significant grocery chains nationwide.  The trend in grocery stores is to offer more natural products. Our sales force is leveraging our strong position in natural food grocery stores throughout the nation, to establish new relationships with mainstream grocery stores.

General and Administrative Expenses

General and administrative expense consists primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased to $39,912 during the three months ended March 31, 2011 from $72,245 in the same period of 2010, a net decrease of $32,333 or 45%. The overall decrease in 2011 is primarily due to reductions in non-cash officer’s compensation, non-cash office rent, cash professional fees expense and insurance costs.

We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.

Loss from Operations

Our loss from operations decreased to $30,087 in the three months ended March 31, 2011 from $78,334 in the same period of 2010.  The improvement is a direct result of decreased spending described above.

Interest Expense

Interest expense increased to $7,626 in the three months ended March 31, 2011, compared to interest expense of $26,954 in the same period of 2010.  The decrease is due to the reduction of long-term debt, as a result of our capitalizing shareholder loans obligation into preferred equity; and reductions of borrowing under a line of credit agreement.

Liquidity and Capital Resources

As of March 31, 2011, we had stockholders equity of $1,423 and working capital of $31,238, compared to stockholders equity of ($1,338,510) and working capital of ($1,463,171) at March 31, 2010. Cash and cash equivalents were $25,046 as of March 31, 2011, as compared to $44,293 at December 31, 2010. This increase in our working capital was primarily a result of decreased borrowings which are classified as short term debt and recapitalized as preferred stock.  In addition to our cash position on March 31, 2011, we had availability the ability to draw funds under our line of credit.

Our decrease in cash and cash equivalents to $25,046 at March 31, 2011 compared to $44,293 at December 31, 2010 was primarily a result reduction of account payables.

We believe that the Company has limited working capital to support existing operations through 2011. Our primary capital source will be cash flow from operations as we gain profitability in 2011.  If our sales goals do not materialize as planned, we believe that the Company can become leaner and our costs can be managed to produce profitable operations.  We have a common stock offering, which we hope to finance our operations growth primarily through private sales of common stock, preferred stock, convertible debt, a line of credit from a financial institution, and cash generated from operations.

Net cash used in operations during 1st quarter 2011 was ($57,436) compared with $4,001 used in operations during the same period in 2010.   Cash used in operations during 2011 was primarily due to the payment of accounts payable and net operating loss in period and to an decrease in accounts receivable, increase in inventory and prepaid raw materials costs.

No changes in net cash used in investing activities of $0 during 2011 compared with $0 during 2010.

Net cash provided by financing activities of $38,191 during 1st quarter of 2011 was primarily due to proceeds from the shareholder loans to fund operations.

We believe that our current cash position and current line of credit availability will be limited but meet our cash needs throughout 2011. We will be working to raise money through the capital markets.

Off Balance Sheet Arrangements

At March 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, it is likely that materially different amounts would be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and understanding the results of our operations pertain to revenue recognition and sales incentives, valuation of accounts and chargebacks receivable, inventories, property, plant and equipment, accounting for acquisitions, stock based compensation, segments and goodwill and intangible assets. The application of each of these critical accounting policies and estimates was discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Seasonality

We primarily market cold beverage products, and as a result, quarterly results of operations reflect seasonal trends resulting from increased demand for its cold products in the warmer months of the year. Quarterly fluctuations in our sales volume and operating results are due to a number of factors relating to our business, including the timing of trade promotions, advertising and consumer promotions and other factors, such as seasonality, inclement weather and unanticipated increases in labor, commodity, energy, insurance or other operating costs. The impact on sales volume and operating results due to the timing and extent of these factors can significantly impact our business. For these reasons, you should not rely on our quarterly operating results as indications of future performance.

Inflation

Inflation may cause increased ingredient, fuel, labor and benefits costs. For more information regarding ingredient costs, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. To the extent permitted by competition, we seek to recover increased costs through a combination of price increases, new product innovation and by implementing process efficiencies and cost reductions.

Note Regarding Forward Looking Information

Certain statements contained in this Quarterly Report constitute “forward-looking statements” within the meaning of Rule 3b-6 of the Securities Exchange Act of 1934. These forward-looking statements include the following: (i) our intentions for growth through acquisitions as well as internal expansion; (ii) our beliefs regarding the integration of our brands and the resulting impact thereof; (iii) our statements regarding the introduction of new products and the impact on our revenues and margins; (iv) our beliefs regarding the positioning of our business for the future; (v) our beliefs that we will continue to derive benefits from new products; (vi) our belief that our cash and cash equivalent investments have no significant exposure to interest rate risk; and (vii) our belief that our sources of liquidity are adequate to fund our anticipated operating and cash requirements for the next twelve months. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•
our ability to achieve our guidance for sales and earnings per share in fiscal year 2011 given the economic environment in the U.S. and other markets that we sell products as well as economic and business conditions generally and their effect on our customers and consumers’ product preferences, and our business, financial condition and results of operations;

•	our expectations for our business for fiscal year 2011 and its positioning for the future;

•	changes in estimates or judgments related to our impairment analysis of goodwill and other intangible assets;

•
our ability to realize sustainable growth generally and from investments in core brands, offering new products and our focus on cost containment, productivity, cash flow and margin enhancement in particular;

•	our ability to effectively integrate our acquisitions;

•	competition;

•	the success and cost of introducing new products as well as our ability to increase prices on existing products;

•	availability and retention of key personnel;

•	our reliance on third party distributors, manufacturers and suppliers;

•	our ability to maintain existing contracts and secure and integrate new customers;

•	our ability to respond to changes and trends in customer and consumer demand, preferences and consumption;

•	international sales and operations;

•	changes in our input costs, including ingredient, fuel and employee costs;

•	the effects on our results of operations from the impacts of foreign exchange;

•	changes in, or the failure to comply with, government regulations; and

•	other risks detailed from time-to-time in the Company’s reports filed with the SEC, including the annual report on Form 10-K for the fiscal year ended December 31, 2010.

As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not subject to any legal proceedings, therefore no disclosure under this Item 1.

 Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  [REMOVED AND RESERVED]

Item 5.  Other Information

None

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	filed herewith

   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cell-nique Corporation (Registrant)

Date: May 10, 2011	/s/ Dan Ratner
Dan Ratner
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2011	/s/ Dan Ratner
Dan Ratner Chief Financial Officer (Principal Financial Officer)