Form 10-Q/A
period 2011-03-31
Cell-nique Corp
filed 2011-05-11
CIK 1470512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2011 as filed with the Securities and Exchange Commission on May 10, 2011, and is being filed solely to amend the financial page CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY, in order to correct a typographical error in the date.

This Amendment contains the complete text of the original report with the corrected information appearing in CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

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

The accompanying notes are an integral part of these condensed financial statements

CELL-NIQUE CORPORATION
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months ended March 31, 2011
(unaudited)

					Additional
	Preferred Stock		Common Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2010	240,000	$2	6,830,410	$68	$887,915	$(848,848)	$39,137

Net loss for the three months ended March 31, 2011						(37,714)	(37,714)
Balance, March 31, 2011	240,000	2	6,830,410	68	887,915	(886,562)	1,423

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