Form 10-Q
period 2011-06-30
Cell-nique Corp
filed 2011-08-11
CIK 1470512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 10,830,410 shares of Common Stock outstanding as of August 5, 2011.

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

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets - June 30, 2011 (unaudited) and December 31, 2010

Condensed Statements of Operations for the three and six month periods ended June 30, 2011 and 2010 (unaudited)

Condensed Statements of Cash Flows for the six month periods ended June 30, 2011 and 2010 (unaudited)

Notes to Condensed Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Removed and Reserved

Item 5. Other Information

Item 6. Exhibits

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cell-nique Corporation
CONDENSED BALANCE SHEETS
	Unaudited	Audited
	June 30,	December 31,
	2011	2010
Assets
Current assets
Cash	$49,060	$44,293
Accounts receivable	235,231	36,594
Inventory	218,553	78,118
Total current assets	502,844	159,005

Machinery and equipment, net	93,903	47,914
Tradenames	1,683,329	94,064

Total assets	$2,280,076	$300,983

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$379,494	$139,499
Total current liabilities	379,494	139,499

Long Term Liabilities
Commerce Bank	190,000	-
Note Payable - Silverwood	150,000	-
Note payable - Cherrybrook Kitchen Shareholder	562,694	-
Notes payable - PCC Shareholder	183,125	122,347
	1,085,819	122,347
Stockholders' equity
Preferred stock, Series A, par value $0.00001, 1,000,000 shares authorized;
245,000 and 240,000 shares issued and outstanding, respectively	2	2

Common stock, par value $0.00001, 49,000,000 shares authorized;
10,030,410 and 8,630,410 shares issued and outstanding, respectively	100	68
Additional paid-in capital	1,687,885	887,915
Accumulated deficit	(873,224)	(848,848)
Total stockholders' equity	814,763	39,137

Total liabilities and stockholders' equity	$2,280,076	$300,983

The accompanying notes are an integral part of these condensed financial statements

CELL-NIQUE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Unaudited		Unaudited
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Sales, net	$379,428	$164,613	$486,167	$292,194

Cost of sales	192,830	84,578	234,084	151,573

Gross profit	186,598	80,035	252,083	140,621

Expenses
Selling	88,391	58,396	133,928	118,805
General and administrative	67,608	81,266	108,986	152,732
Research and development	467	335	1,036	965
Depreciation and amortization	15,167	5,736	23,255	11,372

Total expenses	171,633	145,733	267,205	283,874

Loss from operations	14,965	(65,698)	(15,122)	(143,253)

Interest expense	1,628	28,222	9,254	55,176

Income tax	-	-	-	-

Net income (loss)	$13,337	$(93,920)	$(24,376)	$(198,429)

Net income (loss) per common share	$0.00	$(0.02)	$(0.00)	$(0.04)

Weighted average shares outstanding	10,030,410	5,015,000	10,030,410	5,015,000

The accompanying notes are an integral part of these condensed financial statements

CELL-NIQUE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Unaudited
	Six months ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(24,376)	$(198,429)

Adjustments to reconcile net income/(loss) to
net cash used in operating activities:
Depreciation and amortization	23,255	11,373
Interest added to shareholder loan	6,676	51,712
Changes in assets and liabilities:
Accounts receivable	(198,662)	(27,139)
Inventory	(140,409)	17,171
Accounts payable and accrued expenses	389,996	35,330
Net cash (used in)/provided by
operating activities	56,480	(109,982)

Cash flow from investing activities
Acquisition of Business	(1,600,509)	-
Acquisition of machinery and equipment	(58,000)	-
Net cash (used in) investing activities	(1,658,509)	-

Cash flow from financing activities
Commerce Bank	190,000	-
Additional loans from CBK shareholder	562,694	-
Additional loans from PCC shareholder	54,102	51,235
Additional paid-in capital	800,000	86,000
Net cash provided by financing activities	1,606,796	137,235

Cash and cash equivalents:
Net increase	4,767	27,253
Balance at beginning of period	44,293	7,624
Balance at end of period	$49,060	$34,877

Supplemental cash flow information:
Cash paid for income taxes	-	-
Cash paid for interest	$2,579	$1,966

Non-cash financing activities:
Expenses contributed by shareholder	$-	$43,000
Interest added to shareholder loan	6,676	51,712

The accompanying notes are an integral part of these condensed financial statements

CELL-NIQUE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
Six Months Ended June 30, 2011 and 2010 (UNAUDITED)
1.	Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cell-nique Corporation (the "Company"), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at June 30, 2011 and the results of operations and cash flows for the six months ended June 30, 2011 and 2010. The balance sheet as of December 31, 2010 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company's annual report Form 10K, as filed with the Securities and Exchange Commission on April 15, 2011.

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

The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2011.

Recently Issued Accounting Pronouncements Not Yet Effective

In December 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-28, "Intangibles-Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)," which provides updated authoritative guidance related to performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The qualitative factors that an entity should consider when evaluating whether it is more likely than not that a goodwill impairment exists are consistent with the existing guidance for determining whether an impairment exists between annual tests. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption, which for the Company is our fiscal year beginning July 1, 2011. We do not expect this standard to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, "Disclosure of Supplementary Pro Forma Information for Business Combinations." The amendments in this standard specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This standard also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. This standard is therefore effective for the Company for acquisitions made after the beginning of fiscal 2012. We do not expect the pro forma disclosure requirements under this standard to have a material impact on our consolidated financial statements.

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

For the six months ended June 30, 2011 and 2010 the calculations of basic and diluted loss per share are the same because potential no dilutive securities would have an anti-dilutive effect.

Concentrations

The Company's cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company's policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the six months ended June 30, 2011.

During the six months ended June 30, 2011 and 2010, the Company had three customers, which accounted for approximately 41%, 24% and 17% of sales in 2011, and 72% and 6% of sales in 2010, respectively. As of June 30, 2011 and December 31, 2010, the Company had approximately $192,889 (82%) and $22,708 (64%), respectively, of accounts receivable from these customers.

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

Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
Level 3 — Unobservable inputs based on the Company's assumptions.

The Company has no fair value items required to be disclosed.

2.	Acquisitions

The Company uses the purchase method of accounting for qualifying business combinations. Under the purchase method of accounting, the assets and liabilities of the acquired companies are recorded at their estimated fair values at the date of acquisition. The excess of cost over their fair values is recognized as goodwill. Identified intangible assets, other than goodwill, are amortized over their estimated useful lives. Goodwill is not amortized for financial reporting purposes. Consideration for acquisitions includes cash paid and the value of any stock issued, less any asset acquired at fair market value and debt assumed.

On May 31, 2011, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Cherrybrook Kitchen, LLC ("Cherrybrook") including its natural allergy free / gluten free baking mixes and ready to eat products. As consideration for the acquisition, the Company issued Cherrybrook an aggregate of 3,000,000 shares of its common stock and 5,000 shares of its Series A preferred stock. Fair value of the stock was based on a valuation estimate provided by a third party based on the non-trading equity value of the Company on a minority basis assuming the acquisition of Cherrybrook taking into account the lack of liquidity resulted a fair market value of $.20 per share. The issuance of the Company's common stock was effected in reliance upon as S-1 registration statement provided under the Securities Act of 1933, as amended, which became effective on April 27, 2010. The transaction broadens our product portfolio by adding the Cherrybrook brand. The following table presents the purchase price for the acquisition:

Purchase Price
Consideration
Equity consideration	$ 800,000
Cash consideration	1,197,781
Total purchase price consideration	$ 1,997,781

Estimate recognized amounts of identifiable assets acquired and liabilities assumed*

Cash	$ 56,381
Accounts Receivable	145,722
Inventory	137,170
Equipment	58,000
Identifiable intangible assets	1,600,508
Financial liabilities	(1,197,781)
Total identifiable net assets	$ 800,000

Identified intangible assets acquired during are summarized as follows:

Description	Value	Life
Store Customers in Place	$ 390,000	15 Years
Distributor Customers in Place	$ 275,000	15 Years
Tradename	$ 935,508	15 Years

* The purchase price allocation has not been finalized and is subject to change upon recording of actual transaction costs, finalization of working capital adjustments, and completion of appraisals of tangle and intangible assets. The purchase price allocation will be finalized when all necessary information is obtained which is expected to occur within one year of the consummation of the transaction

Unaudited Pro-forma Condensed Consolidated operating results as if the acquisition had been made as of January 1, 2010 ending December 31, 2010 and balance sheet on closing date May 31, 2011 are included in exhibit 99.2 herein.

3.	Inventory

Inventory consists of the following as of:

	June 30,	December 31,
	2011	2010
Raw Materials and packaging	$68,007	$19,589
Finished Goods	150,546	58,529
	$218,533	$78,118

4.	Fixed Assets

Fixed assets are comprised of the following as of:

	June 30,	December 31,
	2011	2010
Machinery and equipment	$172,726	$114,726
Accumulated depreciation	(78,823)	(66,812)
	$93,903	$47,914

5.	Line of Credit

The Company entered into a Asset Based Loan Agreement with Commerce Bank & Trust Company (the "Loan Agreement") on May 31,2011, subject to closing the Cherrybrook acquisition. The Loan Agreement provides for a $200,000 secured revolving facility secured by accounts receivable and inventory. The borrowing was used to repay all amounts outstanding under the Cherrybrook's prior loan agreement; future borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions and refinance certain existing indebtedness. The obligations under the Loan Agreement are guaranteed by all existing and future assets of the Company, subject to certain exceptions. The Loan Agreement will terminate and all amounts outstanding will be due and payable on May 31, 2013. The Loan Agreement provides that loans will bear interest at rates based on the Wall Street Journal Prime Rate, plus 1.00% per annum, current rate is 4.75%.

As consideration for acquisition of Cherrybrook, the Company issued a promissory 24 month term note to Cherrybrook in the amount of $562,694 for the repayment of certain Cherrybrook debt obligations outstanding but not directly assumed. The current balance of the note is $508,694. The note has variable interest rate to match the underlining Cherrybrook obligations currently at 4.3% and the note matures May, 31 2013.

The Company has a line of credit with Physicians Capital Corporation, which is owned by Dan Ratner (President, Chief Executive Officer and Director of the Company) and Donna Ratner (Secretary and Director of the Company), the Company's co-founders and majority shareholders. As of December 31, 2010 and June 30, 2011, the outstanding principal balance of the line of credit was $122,347 and $174,328, including accrued interest of $2,120 and $8,796 respectively. Interest accrued for the year periods ended December 31, 2010 and June 30, 2011 was $81,733 and $6,676 respectively. Interest is accrued monthly on the average outstanding balance for the quarter pro-rated at the rate of 8% annually. The line of credit is in good standing and is due December 31, 2012.

6.	Stockholders Equity

Preferred Stock

On May 31, 2011, the Company issued 5,000 shares of unregistered Series A Preferred to Cherrybrook Kitchen, LLC as consideration for the acquisition of assets. (See Note 2 above for a more detailed description.)

Common Stock

On May 31, 2011, the Company issued 3,000,000 share of unregistered common stock subject to 144 restrictions to Cherrybrook Kitchen, LLC as consideration for the acquisition of assets.

During the three months ended June 30, 2011, the Company issued 200,000 shares of registered common stock for raw materials purchased and in the future the amount collected from the sale of stock will offset outstanding accounts payable to determine final application of payment and disposition at future market price. Do to uncertainty, we booked the issuance of common stock at par value and will make final adjusting entries in the future period final when offset occurs.

7.	Stock Based Compensation

Stock Options: As of June 30, 2011, no options have been issued.

8.	Related Party Transactions

The Company has a line of credit with Physicians Capital Corporation, which is owned by Dan Ratner (President, Chief Executive Officer and Director of the Company) and Donna Ratner (Secretary and Director of the Company), the Company's co-founders and majority shareholders. As of December 31, 2010 and June 30, 2011, the outstanding principal balance of the line of credit was $122,347 and $174,328, including accrued interest of $2,120 and $8,796 respectively. Interest accrued for the year periods ended December 31, 2010 and June 30, 2011 was $81,733 and $6,676 respectively. Interest is accrued monthly on the average outstanding balance for the quarter pro-rated at the rate of 8% annually. The line of credit is in good standing and is due December 31, 2012.

The Company uses shared office space owned by Dan Ratner and Donna Ratner, which is accounted for at fair market value in the Company's financial statements. Our financial statements reflect stand-alone office space expense, if the Company went out and rented stand-alone space, management estimates the rental could be valued at $6,000 and $0 respectively, for the year ending December 31, 2010, six months ending June 30, 2011. The Company did not remunerate Dan Ratner and Donna Ratner for the use of the office space in the form of cash payments for the stand-alone fair value of the office space, however, non-cash office space consideration was expensed and the officers contributed non-cash consideration to additional paid-in capital.

Our financial statements reflect non-cash officer's compensation expense which the officers contributed to the Company as additional paid-in capital since the officers have elected to forgo their compensation valued at $80,000 and $0 respectively, for their positions for the year ending December 31, 2010, and six months ending June 30, 2011. The Company does not remunerate the officers in the form of other method of compensation for the fair value of the services rendered.

9.	Subsequent Events

The Company has evaluated subsequent events through and from the June 30, 2011 financial statements which were issued on August 11, 2011. No events have occurred prior to August 11, 2011 that requires disclosure or recognition in these financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business.

Results of Operations

The following table sets forth key statistics for the three and six months ended June 30, 2011 and 2010, respectively.

	Unaudited		Percentage	Unaudited		Percentage
	Three months ended June 30,		Change	Six months ended June 30,		Change
	2011	2010	11 vs. 10	2011	2010	11 vs. 10

Sales, net	$379,428	$164,613	57%	$486,167	$292,194	40%
Cost of sales	192,830	84,578	56%	234,084	151,573	35%
Gross profit	186,598	80,035	57%	252,083	140,621	44%
	49%	49%		52%	48%
Expenses
Selling	88,391	58,396	34%	133,928	118,805	11%
General and administrative	67,608	81,266	-20%	108,986	152,732	-40%
Research and development	467	335	28%	1,036	965	7%
Depreciation and Amortization	15,167	5,736	62%	23,255	11,372	51%
Total expenses	171,633	145,733	15%	267,205	283,874	-6%
Loss from operations	14,965	(65,698)	539%	(15,122)	(143,253)	-847%
Interest expense	1,628	28,222	-1634%	9,254	55,176	-496%
Net Income (Loss)	$13,337	$(93,920)	804%	$(24,376)	$(198,429)	-714%
Net Income (Loss) per common share	$0.00	$(0.02)	1508%	$(0.00)	$(0.04)	-1528%
Weighted average shares outstanding	10,030,410	5,015,000	50%	10,030,410	5,015,000	50%

Net Sales

Three months ended June 30, 2011 Compared to Three months ended June 30, 2010

Sales of $379,428 and $164,613 for the three months ended June 30, 2011 and June 30, 2010 respectively represented an increase of 57% or $214,815. The increase in revenues is primarily due to an acquisition of Cherrybrook in the second quarter of 2011. We see same store sales growth of our products steady in the second quarter as compared to the same period in 2010.

Six months ended June 30, 2011 Compared to Six months ended June 30, 2010

Sales of $486,167 and $292,194 for the six months ended June 30, 2011 and June 30, 2010 respectively represented a decrease of 40% or $193,973. The increase in revenues is primarily due to an acquisition of Cherrybrook in the second quarter of 2011. We see same store sales growth of our products steady in the second quarter as compared to the same period in 2010.

Cost of Goods Sold

Three months ended June 30, 2011 Compared to Three months ended June 30, 2010

Cost of goods sold consists primarily of the costs of our ingredients, packaging, production and freight. Our cost of goods sold of $192,830 for the three months ended June 30, 2011 represents an increase of 56% or $108,252, as compared to the prior year cost of goods sold during same period in the amount of $84,578 which is a direct result of the Cherrybrook acquisition. Cost of goods sold, on a per unit basis, remained at approximately the same levels as in 2011 in the 48% - 51% range which take into account slight variations in certain raw material and freight cost of ingredient costs. Overall, we have not experienced significant increases in raw material and packaging costs in 2011, while we are continuing to negotiate reductions and find lower-cost sources wherever possible. The high quality of our natural ingredients is of primary concern, as we constantly seek good sources. We are seeing a short term increase cost of goods sold from the new acquisition, but expect it to normalize throughout the year.

Six months ended June 30, 2011 Compared to Six months ended June 30, 2010

Cost of goods sold consists primarily of the costs of our ingredients, packaging, production and freight. Our cost of goods sold of $234,084 for the six months ended June 30, 2011 represents an increase of 35% or 82,511, as compared to the prior year cost of goods sold during same period amount of in the $151,573. Cost of goods sold, on a per unit basis, remained at approximately the same levels as in 2011 in the 48% - 51% range which take into account slight variations in certain raw material and freight cost of ingredient costs.

Gross Profit

Three months ended June 30, 2011 Compared to Three months ended June 30, 2010

Our gross profit increased to $186,598 in the three months ended June 30, 2011, from $84,035 during the same period in 2010, an increase of $106,563 or 57%. The gross profit as a percentage of sales is stable period over the period ranging from 49% in 2011 and 2010. We will see increases in weighted average cost of goods sold as a result of the Cherrybrook's product lines mix, but expect gross profit to normalize throughout the year back.

Six months ended June 30, 2011 Compared to Six months ended June 30, 2010

Our gross profit increased to $252,083 in the six months ended June 30, 2011, from $140,621 during the same period in 2010, an increase of $111,462 or 44%. The gross profit as a percentage of sales is up to 52% in the six months ended June 30, 2011 as compared to 48% in the same period of 2010. This gross profit margin change is primarily due to recent acquisition and historical costs of raw material and freight prices in 2010. We will see increases in weighted average cost of goods sold as a result of the Cherrybrook's product lines mix, but expect gross profit to normalize throughout the year back.

Selling and marketing expenses

Three months ended June 30, 2011 Compared to Three months ended June 30, 2010

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs increased to $88,391 in the three months ended June 30, 2011 from $58,396 during the same period in 2010, a net increase of $29,995 or 34%. Increases in distributor and in-store promotions associated with the Cherrybrook acquisition.

Six months ended June 30, 2011 Compared to Six months ended June 30, 2010

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs increased to $133,928 in the six months ended June 30, 2011 from $118,805 during the same period in 2010, a net increase of $15,123 or 11%. Increase in distributor and in-store promotions associated with the Cherrybrook acquisition.

The focus of our sales efforts is primarily on increasing product placement in significant grocery chains nationwide. The trend in grocery stores is to offer more natural products. Our sales force is leveraging our strong position in natural food grocery stores throughout the nation, to establish new relationships with mainstream grocery stores.

General and Administrative Expenses

Three months ended June 30, 2011 Compared to Three months ended June 30, 2010

General and administrative expense consists primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased to $67,608 during the three months ended June 30, 2011 from $81,266 in the same period of 2010, a net decrease of $(13,658) or (20%). The overall decrease in 2011 is primarily due to reductions in non-cash officer's compensation, non-cash office rent, cash professional fees expense, insurance costs and consolidation of operations.

Six months ended June 30, 2011 Compared to Six months ended June 30, 2010

General and administrative expense consists primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased to $108,986 during the six months ended June 30, 2011 from $152,732 in the same period of 2010, a net decrease of $(43,746) or (40%). The overall decrease in 2011 is primarily due to reductions in non-cash officer's compensation, non-cash office rent, cash professional fees expense, insurance costs and consolidation of operations.

With the Cherrybrook acquisition, we increase staffing levels. We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.

Profit (Loss) from Operations

Three months ended June 30, 2011 Compared to Three months ended June 30, 2010

Our profit from operations increased to $14,965 in the three months ended June 30, 2011 from a loss of $(65,698) in the same period of 2010. The increase is a direct result of decreased spending described above and consolidation of expenses related to Cherrybrook acquisition.

Six months ended June 30, 2011 Compared to Six months ended June 30, 2010

Our loss from operations decreased to $(15,122) in the six months ended June 30, 2011 from $(143,253) in the same period of 2010. The increase is a direct result of decreased spending described above and consolidation of expenses related to Cherrybrook acquisition.

Interest Expense

Three months ended June 30, 2011 Compared to Three months ended June 30, 2010

Interest expense decreased to $1,628 in the three months ended June 30, 2011, compared to interest expense of $28,222 in the same period of 2010. The decrease is due to the reduction of long-term debt, as a result of our capitalizing shareholder Physicians Capital Corporation loans obligation into preferred equity; and reductions of borrowing under a line of credit agreement.

Six months ended June 30, 2011 Compared to Six months ended June 30, 2010

Interest expense decreased to $9,255 in the six months ended June 30, 2011, compared to interest expense of $55,175 in the same period of 2010. The decrease is due to the reduction of long-term debt, as a result of our capitalizing shareholder Physicians Capital Corporation loans obligation into preferred equity; and reductions of borrowing under a line of credit agreement.

Net Income (Loss)

Three months ended June 30, 2011 Compared to Three months ended June 30, 2010

Our Net Income (Loss) increased to $13,337 in the three months ended June 30, 2010 from a loss of $(93,920) in the same period of 2010. The improvement is a direct result of increased sales, along with the cost reductions described above. Earnings per share also improved in the three months ended June 30, 2011 to a positive of $.001 per share from a loss of $(.02) per share in the same period of 2010.

Six months ended June 30, 2011 Compared to Six months ended June 30, 2010

Our Net Loss decreased to $(24,376) in the six months ended June 30, 2011 from a loss of $(198,429) in the same period of 2010. The improvement is a direct result of increased sales, along with the cost reductions described above. Earnings per share also improved in the six months ended June 30, 2011 from loss of $(.002) from a loss of $(.04) in the same period of 2009.

Liquidity and Capital Resources

As of June 30, 2011, we had stockholders equity of $814,763 and working capital of $123,350, compared to stockholders equity of ($1,388,651) and working capital of ($1,448,138) at June 30, 2010. Cash and cash equivalents were $49,060 as of June 30, 2011, as compared to $34,877 at June 30, 2010. This increase in our working capital was primarily a result of decreased borrowings which are classified as short term debt and recapitalized as preferred stock. In addition to our cash position on June 30, 2011, we had availability the ability to draw funds under both our lines of credit. Our change in cash and cash equivalents was primarily a result of the collection of accounts receivable.

We believe that the Company has sufficient working capital to support existing operations through 2011. Our primary capital source will be cash flow from operations in 2011. If our sales goals do not materialize as planned, we believe that the Company can become leaner and our costs can be managed to produce profitable operations. We have plan a equity and debt offerings in 2011 - 2012, which we hope to finance our operations growth primarily through private sales of common stock, preferred stock, convertible debt, a line of credit from a financial institution, and cash generated from operations.

Net cash provided (used in) operations during second quarter 2011 was $56,480 compared with $(109,982) used in operations during the same period in 2010. The increase in cash provided (used in) operations during second quarter 2011 was primarily due to the buildup of accounts payable and increased debt from the Cherrybrook acquisition.

Changes in net cash used in investing activities of $(1,658,509) during second quarter 2011 compared with $0 during 2010 was a result in the acquisition of assets and new operations.

Net cash provided by financing activities of $1,606,796 during second quarter of 2011 comparesd with $137,235 during the same period 2010 was primarily due to increase in proceeds of additional paid in capital proceeds from the purchase of assets and shareholder loans to fund operations.

We believe that our current cash position and current line of credit availability will be limited but meet our cash needs throughout 2011.

Off Balance Sheet Arrangements

At June 30, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

Seasonality

We primarily market cold beverage products, and as a result, quarterly results of operations reflect seasonal trends resulting from increased demand for our cold products in the warmer months of the year. Quarterly fluctuations in our sales volume and operating results are due to a number of factors relating to our business, including the timing of trade promotions, advertising and consumer promotions and other factors, such as seasonality, inclement weather and unanticipated increases in labor, commodity, energy, insurance or other operating costs. The impact on sales volume and operating results due to the timing and extent of these factors can significantly impact our business. For these reasons, you should not rely on our quarterly operating results as indications of future performance.

Inflation

Inflation may cause increased ingredient, fuel, labor and benefits costs. For more information regarding ingredient costs, see the Company's Annual Report on Form 10-K for the year ended December 31, 2010. To the extent permitted by competition, we seek to recover increased costs through a combination of price increases, new product innovation and by implementing process efficiencies and cost reductions.

Note Regarding Forward Looking Information

Certain statements contained in this Quarterly Report constitute "forward-looking statements" within the meaning of Rule 3b-6 of the Securities Exchange Act of 1934. These forward-looking statements include the following: (i) our intentions for growth through acquisitions as well as internal expansion; (ii) our beliefs regarding the integration of our brands and the resulting impact thereof; (iii) our statements regarding the introduction of new products and the impact on our revenues and margins; (iv) our beliefs regarding the positioning of our business for the future; (v) our beliefs that we will continue to derive benefits from new products; (vi) our belief that our cash and cash equivalent investments have no significant exposure to interest rate risk; and (vii) our belief that our sources of liquidity are adequate to fund our anticipated operating and cash requirements for the next twelve months. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•

our ability to achieve our guidance for sales and earnings per share in fiscal year 2011 given the economic environment in the U.S. and other markets that we sell products as well as economic and business conditions generally and their effect on our customers and consumers' product preferences, and our business, financial condition and results of operations;

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

•	our ability to effectively integrate our acquisitions;
•	competition;
•	the success and cost of introducing new products as well as our ability to increase prices on existing products;
•	availability and retention of key personnel;
•	our reliance on third party distributors, manufacturers and suppliers;
•	our ability to maintain existing contracts and secure and integrate new customers;
•	our ability to respond to changes and trends in customer and consumer demand, preferences and consumption;
•	international sales and operations;
•	changes in our input costs, including ingredient, fuel and employee costs;
•	the effects on our results of operations from the impacts of foreign exchange;
•	changes in, or the failure to comply with, government regulations; and
•	other risks detailed from time-to-time in the Company's reports filed with the SEC, including the annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2011.In designing and evaluating the disclosure controls and procedures, management recognizes that any controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company are detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not subject to any legal proceedings, therefore no disclosure under this Item 1.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Preferred Stock

On May 31, 2011, the Company issued 5,000 shares of unregistered Series A Preferred to Cherrybrook Kitchen, LLC as consideration for the acquisition of assets. (See Note 2 above for a more detailed description.)

Common Stock

On May 31, 2011, the Company issued 3,000,000 share of unregistered common stock subject to 144 restrictions to Cherrybrook Kitchen, LLC as consideration for the acquisition of assets.

Item 3. Defaults Upon Senior Securities

None

Item 4. [REMOVED AND RESERVED]

Item 5. Other Information

None

Item 6. Exhibits
Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Unaudited Condensed Consolidated Financial Statements for Cherrybrook Kitchen, LLC
99.2	Unaudited Pro Forma Condensed Consolidated Financial Statements Cell-nique and Cherrybrook Kitchen
101**

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Stockholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith

** Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Cell-nique Corporation, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cell-nique Corporation (Registrant)
Date: August 11, 2011	/s/ Dan Ratner
Dan Ratner
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2011	/s/ Dan Ratner
Dan Ratner Chief Financial Officer (Principal Financial Officer)