Form 10-Q/A
period 2011-06-30
Cell-nique Corp
filed 2011-11-22
CIK 1470512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2011 as filed with the Securities and Exchange Commission on August 11, 2011, and is being filed solely to amend the financial Balance Sheet, Operating Statement, Cash Flow Statement in order to reflect revised purchase accounting estimates of tangible and intangible assets. The Company completed the merger with Hibix Corporation on December 31, 2010 and Cherrybrook Kitchen, LCC on May 31, 2011. The initial estimates of purchased assets have been revised and the presentation format of statement of cash flows have been revised to reflect GAAP. This Amendment contains the complete text of the original report with the corrected information.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Removed and Reserved

Item 5. Other Information

Item 6. Exhibits

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cell-nique Corporation
CONDENSED BALANCE SHEETS
	Unaudited	Audited
	June 30,	December 31,
	2011	2010
Assets
Current assets
Cash	$51,196	$44,293
Accounts receivable	231,193	36,594
Inventory	124,454	78,118
Total current assets	406,843	159,005

Machinery and equipment, net	93,903	47,914
Tradenames	1,739,355	94,064

Total assets	$2,240,101	$300,983

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$362,985	$139,499

Total current liabilities	362,985	139,499

Long Term Liabilities
Secured Bank Line of Credit	190,000	0
Note Payable - Silverwood	150,000	0
Note Payable - CBK Shareholder	562,694	0
Notes Payable - PCC Shareholder	183,125	122,347
Notes Payable Convertible - Omni	585,248	0
Total Long Term Liabilities	1,671,067	122,347

Total Liabilities	2,034,052	261,846

Stockholders' equity
Preferred Stk Series A 1,000,000 shares authorized,
245,000 issued and outstanding, par value $.00001	2	2
Common stock 49,000,000 shares authorized
10,030,410 issued and outstanding, par value $.00001	100	68
Additional paid-in capital	1,687,883	887,915
Accumulated deficit	(1,481,936)	(848,848)
Total stockholders' equity	206,049	39,137

Total liabilities and stockholders' equity	$2,240,101	$300,983

The accompanying notes are an integral part of these condensed financial statements

CELL-NIQUE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Unaudited		Unaudited
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Sales, net	$383,092	$164,613	$489,831	$292,194

Cost of sales	208,719	84,578	249,973	151,573

Gross profit	174,373	80,035	239,858	140,621

Expenses
Selling	95,481	58,396	141,018	118,805
General and administrative	657,087	81,266	697,000	152,732
Research and development	1,467	335	3,502	965
Depreciation and Amortization	15,483	5,736	23,571	11,372

Total expenses	769,518	145,733	865,091	283,874

Loss from operations	(595,145)	(65,698)	(625,233)	(143,253)

Interest expense	230	28,222	7,855	55,176

Income tax	0	0	0	0

Net loss	$(595,375)	$(93,920)	$(633,088)	$(198,429)

Net loss per common share	$(0.06)	$(0.02)	$(0.06)	$(0.04)

Weighted average shares outstanding	10,030,410	5,015,000	10,030,410	5,015,000

The accompanying notes are an integral part of these condensed financial statements

CELL-NIQUE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Unaudited
	Six months ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(633,088)	$(198,429)

Adjustments to reconcile net income/(loss) to
net cash used in operating activities:
Depreciation and Amortization	23,571	11,373
Non-Cash impairment of Tradenames	572,745	-
Interest added to shareholder loan		51,712
Changes in assets and liabilities:
Accounts receivable	(49,093)	(27,139)
Inventory	20,870	17,171
Accounts payable and accrued expenses	(56,300)	35,330
Net cash (used in)/provided by
operating activities	(121,295)	(109,982)

Cash flow from investing activities
Purchase of Subsidiary	56,381	-
Net cash (used in) investing activities	56,381	-

Cash flow from financing activities
Bank line of credit	-	-
Increase in Notes Payable	71,817	51,235
Common Stock and Additional Paid in Capital	-	86,000
Net cash provided by financing activities	71,817	137,235

Cash and cash equivalents:
Net (decrease) increase	6,903	27,253
Balance at beginning of period	44,293	7,624
Balance at end of period	$51,196	$34,877

Supplemental cash flow information:
Cash paid for income taxes	$--	$--
Cash paid for interest	2,579	1,966

Non-cash financing activities:
Non Cash Expenses contributed	$12,500	$43,000
Non Cash Interest Expense	6,676	51,712
Stock issued for acquisition	800,000	--

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

Restatement: The Company completed the merger of Hibix Corporation assets on December 31, 2010 and Cherrybrook Kitchen, LLC on May 31, 2011. The Company determined that the purchase accounting estimates associated with this the Company's balance sheet, consolidated statements of operations for the three and six months ended June 30, 2011 and cash flow statement resulted in corrections for the three and six month periods ended June 30, 2011 herein.

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

Level 1-Quoted prices in active markets for identical assets or liabilities.

Level 2-Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

Level 3-Unobservable inputs based on the Company's assumptions.

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

On May 31, 2011, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Cherrybrook Kitchen, LLC ("Cherrybrook") including its natural allergy free / gluten free baking mixes and ready to eat products. As consideration for the acquisition, the Company issued Cherrybrook an aggregate of 3,000,000 shares of its common stock and 5,000 shares of its Series A preferred stock. Fair value of the stock was based on a valuation estimate provided by a third party based on the non-trading equity value of the Company on a minority basis assuming the acquisition of Cherrybrook taking into account the lack of liquidity resulted in a fair market value of $.20 per share. The issuance of the Company's common stock was effected in reliance upon as S-1 registration statement provided under the Securities Act of 1933, as amended, which became effective on April 27, 2010. The transaction broadens our product portfolio by adding the Cherrybrook brand. The following table presents the purchase price for the acquisition:

Purchase Price Consideration
Equity consideration	$ 800,000
Cash consideration	993,941
Total purchase price consideration	$ 1,793,941

Estimate recognized amounts of identifiable assets acquired and liabilities assumed*

Cash	$ 56,381
Accounts Receivable	145,480
Inventory	67,230
Equipment	58,000
Identifiable intangible assets	1,656,850
Financial liabilities	(993,941)
Total identifiable net assets	$ 800,000

Identified intangible assets acquired during are summarized as follows:

Description	Value	Life
Store Customers in Place	$ 390,000	15 Years
Distributor Customers in Place	$ 275,000	15 Years
Tradename	$ 991,850	15 Years

* The purchase price allocation has not been finalized and is subject to change upon recording of actual transaction costs, finalization of working capital adjustments, and completion of appraisals of tangle and intangible assets. The purchase price allocation will be finalized when all necessary information is obtained which is expected to occur within one year of the consummation of the transaction.

Unaudited Pro-forma Condensed Consolidated operating results as if the acquisition had been made as of January 1, 2010 ending December 31, 2010 and balance sheet on closing date May 31, 2011 are included in exhibit 99.2 herein.

3.	Inventory

Inventory consists of the following as of:

	June 30, 2011	December 31, 2010
Raw Materials and packaging	$68,007	$19,589
Finished Goods	56,447	58,529
	$124,454	$78,118
4.	Fixed Assets

Fixed assets are comprised of the following as of:

	June 30, 2011	December 31, 2010
Machinery and equipment	172,726	114,726
Accumulated depreciation	(78,823)	(66,812)
	$93,903	$47,914
5.	Line of Credit

The Company entered into a Asset Based Loan Agreement with Commerce Bank & Trust Company (the "Loan Agreement") on May 31, 2011, subject to closing the Cherrybrook acquisition. The Loan Agreement provides for a $200,000 secured revolving facility secured by accounts receivable and inventory. The borrowing was used to repay all amounts outstanding under the Cherrybrook's prior loan agreement; future borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions and refinance certain existing indebtedness. The obligations under the Loan Agreement are guaranteed by all existing and future assets of the Company, subject to certain exceptions. The Loan Agreement will terminate and all amounts outstanding will be due and payable on May 31, 2013. The Loan Agreement provides that loans will bear interest at rates based on the Wall Street Journal Prime Rate, plus 1.00% per annum, the current rate is 4.75%.

As consideration for acquisition of Cherrybrook, the Company issued a 24 month term promissory note to Cherrybrook in the amount of $562,694 for the repayment of certain Cherrybrook debt obligations outstanding but not directly assumed. The current balance of the note is $508,694. The note has variable interest rate to match the underlying Cherrybrook obligations currently at 4.3% and the note matures May, 31 2013.

On November 8th, 2011, the Company entered into a 48 month agreement with Presence Marketing for brokerage services to represent all brands effective June 1st, 2011. The initial balance of $572,745 represents amounts accounted for in purchase of Hibix and each month thereafter starting June 1, 2011 compensation shall accrued at $12,500 per month or 5% of net collected sales which ever is greater. All amounts accrue into the 48 month convertible note that the Company may repay either at 125% of the outstanding amount in cash or the then outstanding amount may be converted into our common stock at then current market value on date of conversion.

The Company has a line of credit with Physicians Capital Corporation, which is owned by Dan Ratner (President, Chief Executive Officer and Director of the Company) and Donna Ratner (Secretary and Director of the Company), the Company's co-founders and majority shareholders. As of December 31, 2010 and June 30, 2011, the outstanding principal balance of the line of credit was $122,347 and $174,328, including accrued interest of $2,120 and $8,796 respectively. Interest accrued for the year periods ended December 31, 2010 and six months ending June 30, 2011 was $81,733 and $6,676 respectively. Interest is accrued monthly on the average outstanding balance for the quarter pro-rated at the rate of 8% annually. The line of credit is in good standing and is due December 31, 2012.

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

The Company has a line of credit with Physicians Capital Corporation, which is owned by Dan Ratner (President, Chief Executive Officer and Director of the Company) and Donna Ratner (Secretary and Director of the Company), the Company's co-founders and majority shareholders. As of December 31, 2010 and June 30, 2011, the outstanding principal balance of the line of credit was $122,347 and $183,125, including accrued interest of $2,120 and $8,796 respectively. Interest accrued for the year periods ended December 31, 2010 and June 30, 2011 was $81,733 and $6,676 respectively. Interest is accrued monthly on the average outstanding balance for the quarter pro-rated at the rate of 8% annually. The line of credit is in good standing and is due December 31, 2012.

The Company uses shared office space owned by Dan Ratner and Donna Ratner, which is accounted for at fair market value in the Company's financial statements. Our financial statements reflect stand-alone office space expense, if the Company went out and rented stand-alone space, management estimates the rental could be valued at $6,000 and $0 respectively, for the year ending December 31, 2010, six months ending June 30, 2011. The Company did not remunerate Dan Ratner and Donna Ratner for the use of the office space in the form of cash payments for the stand-alone fair value of the office space, however, non-cash office space consideration was expensed and the officers contributed non-cash consideration to additional paid-in capital for the same amount.

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

The Company has evaluated subsequent events through and from the June 30, 2011 financial statements which were issued on August 10, 2011. No events have occurred prior to August 10, 2011 that requires disclosure or recognition in these financial statements.

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

Results of Operations

The following table sets forth key statistics for the three and six months ended June 30, 2011 and 2010, respectively.

	Unaudited		Percentage	Unaudited		Percentage
	Three months ended June 30,		Change	For the six months ended June 30		Change
	2011	2010	11 vs. 10	2011	2010	11 vs. 10

Sales, net	$383,092	$164,613	57%	$489,831	$292,194	40%
Cost of sales	208,719	84,578	59%	249,973	151,573	39%
Gross profit	174,373	80,035	54%	239,858	140,621	41%
	46%	49%		49%	48%
Expenses
Selling	95,481	58,396	39%	141,018	118,805	16%
General and administrative	657,087	81,266	88%	697,000	152,732	78%
Non-Cash G&A	585,245	43,000		585,245	43,000
Research and development	1,467	335	-291%	3,502	965	72%
Depreciation and Amortization	15,483	5,736	63%	23,571	11,372	52%
Total expenses	769,518	145,733	81%	865,091	283,874	67%
Loss from operations	(595,145)	(65,698)	89%	(625,233)	(143,253)	77%
Interest expense	230	28,222	-12170%	7,855	55,176	-602%
Net Income (Loss)	$(595,375)	$(93,920)	84%	$(633,088)	$(198,429)	69%
Net Income (Loss) per common share	$(0.06)	$(0.02)	68%	$(0.06)	$(0.04)	37%
Weighted average shares outstanding	10,030,410	5,015,000	50%	10,030,410	5,015,000	50%

Net Sales

Three months ended June 30, 2011 Compared to Three months ended June 30, 2010

Sales of $383,092 and $164,613 for the three months ended June 30, 2011 and June 30, 2010 respectively represented an increase of 57% or $218,479. The increase in revenues is primarily due to an acquisition of Cherrybrook in the second quarter of 2011. We see same store sales growth of our products steady in the second quarter as compared to the same period in 2010.

Six months ended June 30, 2011 Compared to Six months ended June 30, 2010

Sales of $489,831 and $292,194 for the six months ended June 30, 2011 and June 30, 2010 respectively represented a decrease of 40% or $197,637. The increase in revenues is primarily due to an acquisition of Cherrybrook in the second quarter of 2011. We see same store sales growth of our products steady in the second quarter as compared to the same period in 2010.

Cost of Goods Sold

Three months ended June 30, 2011 Compared to Three months ended June 30, 2010

Cost of goods sold consists primarily of the costs of our ingredients, packaging, production and freight. Our cost of goods sold of $208,719 for the three months ended June 30, 2011 represents an increase of 59% or $124,141, as compared to the prior year cost of goods sold during same period in the amount of $84,578 which is a direct result of the Cherrybrook acquisition. Cost of goods sold, on a per unit basis, remained at approximately the same levels as in 2011 in the 48% - 51% range which take into account slight variations in certain raw material and freight cost of ingredient costs. Overall, we have not experienced significant increases in raw material and packaging costs in 2011, while we are continuing to negotiate reductions and find lower-cost sources wherever possible. The high quality of our natural ingredients is of primary concern, as we constantly seek good sources. We are seeing a short term increase cost of goods sold from the new acquisition, but expect it to normalize throughout the year.

Six months ended June 30, 2011 Compared to Six months ended June 30, 2010

Cost of goods sold consists primarily of the costs of our ingredients, packaging, production and freight. Our cost of goods sold of $249,973 for the six months ended June 30, 2011 represents an increase of 39% or 98,400, as compared to the prior year cost of goods sold during same period amount of in the $151,573. Cost of goods sold, on a per unit basis, remained at approximately the same levels as in 2011 in the 48% - 51% range which take into account slight variations in certain raw material and freight cost of ingredient costs.

Gross Profit

Three months ended June 30, 2011 Compared to Three months ended June 30, 2010

Our gross profit increased to $174,373 in the three months ended June 30, 2011, from $80,035 during the same period in 2010, an increase of $94,338 or 54%. The gross profit as a percentage of sales are slightly down to 46% in the three months ended June 30, 2011 as compared to 49% in the same period of 2010. We will see increases in weighted average cost of goods sold as a result of the Cherrybrook's product lines mix, but expect gross profit to normalize throughout the year back.

Six months ended June 30, 2011 Compared to Six months ended June 30, 2010

Our gross profit increased to $239,858 in the six months ended June 30, 2011, from $140,621 during the same period in 2010, an increase of $99,237 or 41%. The gross profit as a percentage of sales are slightly increased to 49% in the six months ended June 30, 2011 as compared to 48% in the same period of 2010. This gross profit margin change is primarily due to recent acquisition and historical costs of raw material and freight prices in 2010. We will see increases in weighted average cost of goods sold as a result of the Cherrybrook's product lines mix, but expect gross profit to normalize throughout the year back.

Selling and marketing expenses

Three months ended June 30, 2011 Compared to Three months ended June 30, 2010

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs increased to $95,481 in the three months ended June 30, 2011 from $58,396 during the same period in 2010, a net increase of $37,085 or 39%. Increases in distributor and in- store promotions associated with the Cherrybrook acquisition.

Six months ended June 30, 2011 Compared to Six months ended June 30, 2010

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs decreased to $141,018 in the six months ended June 30, 2011 from $118,805 during the same period in 2010, a net increase of $22,213 or 16%. Increase in distributor and in-store promotions associated with the Cell-nique products.

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

General and Administrative Expenses

Three months ended June 30, 2011 Compared to Three months ended June 30, 2010

General and administrative expense consists primarily of the cost of executive, administrative, and finance personnel, as well as professional fees and non-cash impairment of Tradenames. General and administrative expenses increased to $657,087 during the three months ended June 30, 2011 from $81,266 in the same period of 2010, a net increase of $575,821 or 88% due to non-cash impairment of Tradenames and non-cash brokerage compensation accrued to convertible note. Actual cash general and administrative expenses decreased to $71,842 during the three months ended June 30, 2011 from $38,266 in the same period of 2010, a net increase of $33,576 or 47%. The overall decrease in 2011 is primarily due to reductions in non-cash officer's compensation, non-cash office rent, cash professional fees expense, insurance costs and consolidation of operations.

Six months ended June 30, 2011 Compared to Six months ended June 30, 2010

General and administrative expense consists primarily of the cost of executive, administrative, and finance personnel, as well as professional fees and non-cash impairment of Tradenames. General and administrative expenses increased to $697,000 during the six months ended June 30, 2011 from $152,732 in the same period of 2010, a net increase of $544,268 or 78% due to non-cash impairment of Tradenames and non-cash brokerage compensation accrued to convertible note. Actual cash general and administrative expenses increased to $111,755 during the six months ended June 30, 2011 from $109,732 in the same period of 2010, a net increase of $2,023 or 2%. The overall increase in 2011 is primarily due to reductions in non-cash officer's compensation, non-cash office rent, cash professional fees expense, insurance costs and consolidation of operations.

With the Cherrybrook acquisition, we increased staffing levels. We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.

Profit (Loss) from Operations

Three months ended June 30, 2011 Compared to Three months ended June 30, 2010

Our profit (loss) from operations increased to ($595,145) in the three months ended June 30, 2011 from a loss of $(65,698) in the same period of 2010. Cash spending as described above due to consolidation of expenses related to Cherrybrook acquisition while the non-cash loss increase was from the write down of Tradenames.

Six months ended June 30, 2011 Compared to Six months ended June 30, 2010

Our profit (loss) from operations decreased to $(625,233) in the six months ended June 30, 2011 from $(143,253) in the same period of 2010. Cash spending as described above due to consolidation of expenses related to Cherrybrook acquisition while the non-cash loss increase was from the write down of Tradenames.

Interest Expense

Three months ended June 30, 2011 Compared to Three months ended June 30, 2010

Interest expense decreased to $230 in the three months ended June 30, 2011, compared to interest expense of $28,222 in the same period of 2010. The decrease is due to the reduction of long-term debt, as a result of capitalizing shareholder Physicians Capital Corporation loan obligations into preferred equity; and reductions of borrowing under a line of credit agreement.

Six months ended June 30, 2011 Compared to Six months ended June 30, 2010

Interest expense decreased to $7,855 in the six months ended June 30, 2011, compared to interest expense of $55,176 in the same period of 2010. The decrease is due to the reduction of long-term debt, as a result of our capitalizing shareholder Physicians Capital Corporation loans obligation into preferred equity; and reductions of borrowing under a line of credit agreement.

Net Income (Loss)

Three months ended June 30, 2011 Compared to Three months ended June 30, 2010

Our Net Income (Loss) increased to ($595,375) in the three months ended June 30, 2010 from a loss of $(93,920) in the same period of 2010. Earnings per share decreased in the three months ended June 30, 2011 to a negative of ($.06) per share from a loss of $(.02) per share in the same period of 2010.

Six months ended June 30, 2011 Compared to Six months ended June 30, 2010

Our Net Loss decreased to $(633,088) in the six months ended June 30, 2011 from a loss of $(198,429) in the same period of 2010. Earnings per share decreased in the six months ended June 30, 2011 to a negative of ($.06) per share from a loss of $(.04) per share in the same period of 2010.

Liquidity and Capital Resources

As of June 30, 2011, we had stockholders equity of $205,518 and working capital of $43,327, compared to stockholders equity of ($1,388,651) and working capital of ($1,448,138) at June 30, 2010. Cash and cash equivalents were $51,196 as of June 30, 2011, as compared to $34,877 at June 30, 2010. This increase in our working capital was primarily a result of decreased borrowings which are classified as short term debt and recapitalized as preferred stock. In addition to our cash position on June 30, 2011, we had availability the ability to draw funds under both our lines of credit. Our change in cash and cash equivalents was primarily a result of the collection of accounts receivable.

We believe that the Company has sufficient working capital to support existing operations through 2011. Our primary capital source will be cash flow from operations in 2011. If our sales goals do not materialize as planned, we believe that the Company can become leaner and our costs can be managed to produce profitable operations. We plan to purse additional financings to fund our operations growth primarily through private sales of common stock, preferred stock, convertible debt, a line of credit from a financial institution, and cash generated from operations.

Net cash provided (used in) operations during second quarter 2011 was ($121,295) compared with $(109,982) used in operations during the same period in 2010. The increase in cash provided (used in) operations during second quarter 2011 was primarily due to the buildup of accounts payable and increased debt from the Cherrybrook acquisition.

Changes in net cash used in investing activities of $56,381 during second quarter 2011 compared with $0 during 2010 was a result in the acquisition of assets and new operations.

Net cash provided by financing activities of $71,817 during second quarter of 2011 compared with $137,235 during the same period 2010 was primarily due to increase in proceeds of additional paid in capital proceeds from the purchase of assets and shareholder loans to fund operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(e) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2011.In designing and evaluating the disclosure controls and procedures, management recognizes that any controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company are detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Preferred Stock

On May 31, 2011, the Company issued 5,000 shares of unregistered Series A Preferred to Cherrybrook Kitchen, LLC as consideration for the acquisition of assets. (See Note 2 above for a more detailed description.).

Common Stock

On May 31, 2011, the Company issued 3,000,000 share of unregistered common stock subject to 144 restrictions to Cherrybrook Kitchen, LLC as consideration for the acquisition of assets.

Unless otherwise noted in this section, with respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). In each instance, the purchaser had access to sufficient information regarding the Company so as to make an informed investment decision. More specifically, we had a reasonable basis to believe that each purchaser was an "accredited investor" and otherwise had the requisite sophistication to make an investment in the Company's securities

Item 3. Defaults Upon Senior Securities

None

Item 4. [REMOVED AND RESERVED]

Item 5. Other Information

None

Item 6. Exhibits
Exhibit No.	Description
10.4	Convertible Loan Agreement, dated as of June 1, 2011, by and among Cell-nique Corporation and Omni Presence Holdings (included as Exhibit 10.4 herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Unaudited Condensed Consolidated Financial Statements for Cherrybrook Kitchen, LLC
99.2	Unaudited Pro Forma Condensed Consolidated Financial Statements Cell-nique and Cherrybrook Kitchen
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

Cell-nique Corporation (Registrant)
Date: November 22, 2011	/s/ Dan Ratner
Dan Ratner
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2011	/s/ Dan Ratner
Dan Ratner Chief Financial Officer (Principal Financial Officer)