Form 10-Q
period 2011-09-30
Cell-nique Corp
filed 2011-11-22
CIK 1470512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 10,830,410 shares of Common Stock outstanding as of November 21, 2011.

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

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets - September 30, 2011 (unaudited) and December 31, 2010

Condensed Statements of Operations for the three and nine month periods ended September 30, 2011 and 2010 (unaudited)

Condensed Statements of Cash Flows for the nine month periods ended September 30, 2011 and 2010 (unaudited)

Notes to Condensed Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Removed and Reserved

Item 5. Other Information

Item 6. Exhibits

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cell-nique Corporation
CONDENSED BALANCE SHEETS
	Unaudited	Audited
	September 30,	December 31,
	2011	2010
Assets
Current assets
Cash	$111,991	$44,293
Accounts receivable	262,558	36,594
Inventory	160,617	78,118
Total current assets	535,166	159,005

Machinery and equipment, net	86,550	47,914
Tradenames	1,707,558	94,064

Total assets	$2,329,274	$300,983

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$406,265	$139,499
Total current liabilities	406,265	139,499

Long Term Liabilities
Secured Bank Line of Credit	199,917	-
Note Payable - Silverwood	150,000	-
Note Payable - CBK Shareholder	613,533	-
Notes Payable - PCC Shareholder	202,634	122,347
Notes Payable Convertible - Omni	622,745	-
	1,788,829	122,347
Stockholders' equity
Preferred Stk Series A 1,000,000 shares authorized,
245,000 issued and outstanding, par value $.00001	2	2
Common stock 49,000,000 shares authorized
10,030,410 issued and outstanding, par value $.00001	100	68
Additional paid-in capital	1,687,883	887,915
Accumulated deficit	(1,553,805)	(848,848)
Total stockholders' equity	134,180	39,137

Total liabilities and stockholders' equity	$2,329,274	$300,983

The accompanying notes are an integral part of these condensed financial statements

CELL-NIQUE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Unaudited		Unaudited
	Three months ended Sept 30,		Nine months ended Sept 30,
	2011	2010	2011	2010

Sales, net	$806,835	$85,498	$1,296,665	$375,033

Cost of sales	527,506	31,311	777,479	177,748

Gross profit	279,329	54,187	519,186	197,285

Expenses
Selling	203,343	48,615	344,361	185,067
General and administrative	91,629	46,627	788,627	199,390
Research and development	1,249	1,224	4,751	2,188
Depreciation and Amortization	39,678	5,736	63,250	17,109
Total expenses	335,899	102,202	1,200,989	403,754

Loss from operations	(56,570)	(48,015)	(681,803)	(206,469)

Interest expense	15,299	34,943	23,154	90,118

Income tax	0	0	0	0

Net loss	$(71,869)	$(82,958)	$(704,957)	$(296,587)

Net loss per common share	$(0.01)	$(0.02)	$(0.07)	$(0.06)

Weighted average shares outstanding	10,030,410	5,015,000	10,030,410	5,015,000

The accompanying notes are an integral part of these condensed financial statements

CELL-NIQUE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Unaudited
	Nine months ended Sept 30,
	2011	2010
Cash flows from operating activities
Net loss	$(704,957)	$(296,587)

Adjustments to reconcile net income/(loss) to
net cash used in operating activities:
Depreciation and Amortization	63,250	17,109
Non-Cash impairment of Tradenames	572,745	-
Changes in assets and liabilities:
Accounts receivable	(80,484)	14,915
Inventory	(23,269)	(11,951)
Accounts payable and accrued expenses	(5,550)	49,609
Net cash (used in)/provided by
operating activities	(178,265)	(226,905)

Cash flow from investing activities
Purchase of Subsidiary	56,381	-
Net cash (used in) investing activities	56,381	-

Cash flow from financing activities
Increase in bank line of credit	9,917	-
Additional loans from shareholders	179,665	(1,345,379)
Additional paid in capital	-	1,586,000
Net cash provided by financing activities	189,582	240,621

Cash and cash equivalents:
Net (decrease) increase	67,698	13,716
Balance at beginning of period	44,293	7,624
Balance at end of period	$111,991	$21,340

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	12,685	12,425

Non-cash financing activities:
Expenses contributed by shareholder	$-	$86,000
Brokerage commission contributed by Omni	50,000	-
Interest added to shareholder loan	10,469	90,118
Stock issued for acquisition	800,000	-

The accompanying notes are an integral part of these condensed financial statements

CELL-NIQUE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2011 and 2010 (UNAUDITED)
1.	Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cell-nique Corporation (the "Company"), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at September 30, 2011 and the results of operations and cash flows for the nine months ended September 30, 2011 and 2010. The balance sheet as of December 31, 2010 is derived from the Company's audited financial statements.

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

The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2011.

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

For the nine months ended September 30, 2011 and 2010 the calculations of basic and diluted loss per share are the same because potential no dilutive securities would have an anti-dilutive effect.

Concentrations

The Company's cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company's policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011 and 2010, the Company had three customers, which accounted for approximately 64%, 20% and 6% of sales in 2011, and 80% and 15% of sales in 2010, respectively. As of September 30, 2011 and December 31, 2010, the Company had approximately $231,032 (86%) and $10,687 (80%), respectively, of accounts receivable from these customers.

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

On May 31, 2011, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Cherrybrook Kitchen, LLC ("Cherrybrook") including its natural allergy free / gluten free baking mixes and ready to eat products. The purchase price allocation has not been finalized and is subject to change upon recording of actual transaction costs, finalization of working capital adjustments, and completion of appraisals of tangle and intangible assets. The purchase price allocation will be finalized when all necessary information is obtained which is expected to occur within one year of the consummation of the transaction. (See June 30, 2011 10Q-A filing for details)

3.	Inventory

 Inventory consists of the following as of:

	September 30, 2011	December 31, 2010
Raw Materials and packaging	$86,419	$19,589
Finished Goods	74,198	58,529
	$160,617	$78,118
4.	Fixed Assets

Fixed assets are comprised of the following as of:

	September 30, 2011	December 31, 2010
Machinery and equipment	$172,726	$114,726
Accumulated depreciation	(86,176)	(66,812)
	$86,550	$47,914

5.	Line of Credit

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

As consideration for acquisition of Cherrybrook, the Company issued a promissory 24 month term note to Cherrybrook in the amount of $562,694 for the repayment of certain Cherrybrook debt obligations outstanding but not directly assumed. The current balance of the note is $471,265. The note has variable interest rate to match the underlining Cherrybrook obligations currently at 4.3% and the note matures May, 31 2013.

On August 25th, 2011, Cherrybrook shareholder Republic Holdings made a short term loan to the Company in the amount of $205,000 inclusive of $5,000 interest. The current balance of the note is $142,268 as of September 30th, 2011. The note matures before December 26, 2011.

On November 8th, 2011, the Company entered into a 48 month agreement with Presence Marketing for brokerage services to represent all brands effective June 1st, 2011. The initial balance of $572,745 represents amounts accounted for in purchase of Hibix and each month thereafter starting June 1, 2011 compensation shall accrued at $12,500 per month or 5% of net collected sales which ever is greater. All amounts shall accrued into the 48 month convertible note that the Company may paid back either at 125% of outstanding amount in cash or the then outstanding amount may be converted into common stock at then current market value on date of conversion.

The Company has a line of credit with Physicians Capital Corporation, which is owned by Dan Ratner (President, Chief Executive Officer and Director of the Company) and Donna Ratner (Secretary and Director of the Company), the Company's co-founders and majority shareholders. As of December 31, 2010 and September 30, 2011, the outstanding principal balance of the line of credit was $122,347 and $202,634, including accrued interest of $2,120 and $12,590 respectively. Interest is accrued monthly on the average outstanding balance for the quarter pro-rated at the rate of 8% annually. The line of credit is in good standing and is due December 31, 2012.

6.	Stockholders Equity

Preferred Stock: No new issuance during the 3rd quarter 2011.

Common Stock: No new issuance during the 3rd quarter 2011.

7.	Stock Based Compensation

Stock Options:  As of September 30, 2011, no options have been issued.

8.	Related Party Transactions

The Company has a line of credit with Physicians Capital Corporation, which is owned by Dan Ratner (President, Chief Executive Officer and Director of the Company) and Donna Ratner (Secretary and Director of the Company), the Company's co-founders and majority shareholders. As of December 31, 2010 and September 30, 2011, the outstanding principal balance of the line of credit was $122,347 and $202,634 including accrued interest of $2,120 and $12,590 respectively. Interest is accrued monthly on the average outstanding balance for the quarter pro-rated at the rate of 8% annually. The line of credit is in good standing and is due December 31, 2012.

The Company uses shared office space owned by Dan Ratner and Donna Ratner, which is accounted for at fair market value in the Company's financial statements. Our financial statements reflect stand-alone office space expense, if the Company went out and rented stand-alone space, management estimates the rental could be valued at $6,000 and $0 respectively, for the year ending December 31, 2010, nine months ending September 30, 2011. The Company did not remunerate Dan Ratner and Donna Ratner for the use of the office space in the form of cash payments for the stand-alone fair value of the office space, however, non-cash office space consideration was expensed and the officers contributed non-cash consideration to additional paid-in capital.

Our financial statements reflect non-cash officer's compensation expense which the officers contributed to the Company as additional paid-in capital since the officers have elected to forgo their compensation valued at $80,000 and $0 respectively, for their positions for the year ending December 31, 2010, and nine months ending September 30, 2011. The Company does not remunerate the officers in the form of other method of compensation for the fair value of the services rendered.

9.	Subsequent Events

On November 17th, 2011, Cherrybrook shareholder Republic Holdings made a short term loan to the Company in the amount of $63,000 inclusive of $3,000 interest. The current balance of the note is $63,000 as of November 21, 2011. The note matures on or before December 26, 2011.

The Company has evaluated subsequent events through and from the September 30, 2011 financial statements which were issued on November 21, 2011.

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

Results of Operations

The following table sets forth key statistics for the three and nine months ended September 30, 2011 and 2010, respectively.

	Unaudited		Percentage	Unaudited		Percentage
	Three months ended Sept 30,		Change	Nine months ended Sept 30,		Change
	2011	2010	11 vs. 10	2011	2010	11 vs. 10

Sales, net	$806,835	$85,498	89%	$1,296,665	$375,033	71%
Cost of sales	527,506	31,311	94%	777,479	177,748	77%
Gross profit	279,329	54,187	81%	519,186	197,285	62%
	35%	63%		40%	53%
Expenses
Selling	203,343	48,615	76%	344,361	185,067	46%
General and administrative	91,629	46,627	49%	788,627	199,390	75%
Non-Cash G&A	37,500	-		622,745	86,000
Research and development	1,249	1,224	-359%	4,751	2,188	54%
Depreciation and Amortization	39,678	5,736	86%	63,250	17,109	73%
Total expenses	335,899	102,202	70%	1,200,989	403,754	66%
Loss from operations	(56,570)	(48,015)	15%	(681,803)	(206,469)	70%
Interest expense	15,299	34,943	-128%	23,154	90,118	-289%
Net Income (Loss)	$(71,869)	$(82,958)	-15%	$(704,957)	$(296,587)	58%
Net Income (Loss) per common share	$(0.01)	$(0.02)	-131%	$(0.07)	$(0.06)	16%
Weighted average shares outstanding	10,030,410	5,015,000	50%	10,030,410	5,015,000	50%

Net Sales

Three months ended September 30, 2011 Compared to Three months ended September 30, 2010

Sales of $806,835 and $85,498 for the three months ended September 30, 2011 and September 30, 2010 respectively represented an increase of 89% or $721,337. The increase in revenues is primarily due to an acquisition of Cherrybrook in the second quarter of 2011. We see same store sales growth of our products steady in the third quarter as compared to the same period in 2010.

Nine months ended September 30, 2011 Compared to Nine months ended September 30, 2010

Sales of $1,296,665 and $375,033 for the nine months ended September 30, 2011 and September 30, 2010 respectively represented a decrease of 71% or $921,632. The increase in revenues is primarily due to an acquisition of Cherrybrook in the second quarter of 2011. We see same store sales growth of our products steady in the third quarter as compared to the same period in 2010.

Cost of Goods Sold

Three months ended September 30, 2011 Compared to Three months ended September 30, 2010

Cost of goods sold consists primarily of the costs of our ingredients, packaging, production and freight. Our cost of goods sold of $527,506 for the three months ended September 30, 2011 represents an increase of 94% or $496,195, as compared to the prior year cost of goods sold during same period in the amount of $31,311 which is a direct result of the Cherrybrook acquisition. Cost of goods sold, on a per unit basis, are effected by the Cherrybrook acquisition we anticipate the balance of 2011 in the 60% - 65% range which take into account slight variations in certain raw material and freight cost of ingredient costs. Overall, we have not experienced significant increases in raw material and packaging costs in 2011, while we are continuing to negotiate reductions and find lower-cost sources wherever possible. The high quality of our natural ingredients is of primary concern, as we constantly seek good sources. We are seeing a short term increase cost of goods sold from the new acquisition, but expect it to normalize throughout the year. We have implement prices increases which are being phased in during 2011 and first quarter 2012 which should increase the margin.

Nine months ended September 30, 2011 Compared to Nine months ended September 30, 2010

Cost of goods sold consists primarily of the costs of our ingredients, packaging, production and freight. Our cost of goods sold of $777,479 for the nine months ended September 30, 2011 represents an increase of 77% or 599,731, as compared to the prior year cost of goods sold during same period amount of in the $177,748. Cost of goods sold, on a per unit basis, are effected by the Cherrybrook acquisition we anticipate the balance of 2011 in the 60% - 65% range which take into account slight variations in certain raw material and freight cost of ingredient costs. Overall, we have not experienced significant increases in raw material and packaging costs in 2011, while we are continuing to negotiate reductions and find lower-cost sources wherever possible. The high quality of our natural ingredients is of primary concern, as we constantly seek good sources. We are seeing a short term increase cost of goods sold from the new acquisition, but expect it to normalize throughout the year. We have implement prices increases which are being phased in during 2011 and first quarter 2012 which should increase the margin.

Gross Profit

Three months ended September 30, 2011 Compared to Three months ended September 30, 2010

Our gross profit increased to $279,329 in the three months ended September 30, 2011, from $54,187 during the same period in 2010, an increase of $225,142 or 81%. The gross profit as a percentage of sales are slightly down to 35% in the three months ended September 30, 2011 as compared to 63% in the same period of 2010.   We will see increases in weighted average cost of goods sold as a result of the Cherrybrook's product lines mix, but expect gross profit to normalize throughout the year back.

Nine months ended September 30, 2011 Compared to Nine months ended September 30, 2010

Our gross profit increased to $519,186 in the nine months ended September 30, 2011, from $197,285 during the same period in 2010, an increase of $321,901 or 62%. The gross profit as a percentage of sales are down to 40% in the nine months ended September 30, 2011 as compared to 53% in the same period of 2010. This gross profit margin change is primarily due to recent acquisition and historical costs of raw material and freight prices in 2010. We will see increases in weighted average cost of goods sold as a result of the Cherrybrook's product lines mix, but expect gross profit to normalize throughout the year back.

Selling and marketing expenses

Three months ended September 30, 2011 Compared to Three months ended September 30, 2010

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs increased to $203,343 in the three months ended September 30, 2011 from $48,615 during the same period in 2010, a net increase of $154,728 or 76%. Increases in distributor and in-store promotions associated with the Cherrybrook acquisition.

Nine months ended September 30, 2011 Compared to Nine months ended September 30, 2010

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs decreased to $344,361 in the nine months ended September 30, 2011 from $185,067 during the same period in 2010, a net increase of $159,294 or 46%. Increases in distributor and in-store promotions associated with the Cherrybrook acquisition.

The focus of our sales efforts is primarily on increasing product placement in significant grocery chains nationwide. The trend in grocery stores is to offer more natural products. Our sales force is leveraging our strong position in natural food grocery stores throughout the nation, to establish new relationships with mainstream grocery stores.

General and Administrative Expenses

Three months ended September 30, 2011 Compared to Three months ended September 30, 2010

General and administrative expense consists primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased to $91,629 during the three months ended September 30, 2011 from $46,627 in the same period of 2010, a net increase of $45,002 or 49% due to non-cash brokerage compensation accrued to convertible note. Actual cash general and administrative expenses decreased to $54,129 during the three months ended September 30, 2011 from $46,627 in the same period of 2010, a net increase of $7,502 or 14%. The overall increase in 2011 is primarily due to consolidation of operations.

Nine months ended September 30, 2011 Compared to Nine months ended September 30, 2010

General and administrative expense consists primarily of the cost of executive, administrative, and finance personnel, as well as professional fees and non-cash impairment of Tradenames. General and administrative expenses increased to $788,628 during the nine months ended September 30, 2011 from $199,390 in the same period of 2010, a net increase of $589,238 or 75% due to non- cash impairment of Tradenames and non-cash brokerage compensation accrued to convertible note. Actual cash general and administrative expenses increased to $165,883 during the nine months ended September 30, 2011 from $113,390 in the same period of 2010, a net increase of $52,493 or 32%. The overall increase in 2011 is primarily due to consolidation of operations.

With the Cherrybrook acquisition, we increase staffing levels. We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.

Profit (Loss) from Operations

Three months ended September 30, 2011 Compared to Three months ended September 30, 2010

Our profit (loss) from operations increased to ($56,570) in the three months ended September 30, 2011 from a loss of $(48,015) in the same period of 2010. Cash spending as described above due to consolidation of expenses related to Cherrybrook acquisition while the non-cash loss increase was from the write down of Tradenames. During the three months ended September 30, 2011 the Company generated $20,608 in earnings before interest, taxes, depreciation and amortization (EBITDA) as compared to $721 in the same period of 2010.

Nine months ended September 30, 2011 Compared to Nine months ended September 30, 2010

Our profit (loss) from operations decreased to $(707,146) in the nine months ended September 30, 2011 from $(296,587) in the same period of 2010. Cash spending as described above due to consolidation of expenses related to Cherrybrook acquisition while the non-cash loss increase was from the write down of Tradenames. During the nine month ended September 30, 2011 the Company generated $4,191 in earnings before interest, taxes, depreciation and amortization (EBITDA) as compared to ($103,360) in the same period of 2010.

Interest Expense

Three months ended September 30, 2011 Compared to Three months ended September 30, 2010

Interest expense increased to $15,299 in the three months ended September 30, 2011, compared to interest expense of $34,943 in the same period of 2010. The increase is due to the changes in long-term debt of Physicians Capital and, as a result of short term debt our Cherrybrook shareholder Republic Holdings loans obligation and increases of borrowing under a line of credit agreement.

Nine months ended September 30, 2011 Compared to Nine months ended September 30, 2010

Interest expense decreased to $23,154 in the nine months ended September 30, 2011, compared to interest expense of $90,118 in the same period of 2010. The increase is due to the changes in long-term debt of Physicians Capital and, as a result of short term debt our Cherrybrook shareholder Republic Holdings loans obligation and increases of borrowing under a line of credit agreement.

Net Income (Loss)

Three months ended September 30, 2011 Compared to Three months ended September 30, 2010

Our Net Income (Loss) increased to ($71,869) in the three months ended September 30, 2010 from a loss of $(82,958) in the same period of 2010. Earnings per share also improved in the three months ended September 30, 2011 to a negative of ($.01) per share from a loss of $(.02) per share in the same period of 2010.

Nine months ended September 30, 2011 Compared to Nine months ended September 30, 2010

Our Net Loss decreased to $(704,957) in the nine months ended September 30, 2011 from a loss of $(296,587) in the same period of 2010. Earnings per share also improved in the nine months ended September 30, 2011 to a negative of ($.07) per share from a loss of $(.06) per share in the same period of 2010. Net Income in the nine months ended September 30, 2011 without one-time charge to impairment of goodwill would be $(134,400) and earnings would be a negative of ($.01) per share.

Liquidity and Capital Resources

As of September 30, 2011, we had stockholders equity of $134,180 and working capital of $128,901, compared to stockholders equity of $3,265 and working capital of $(50,485) at September 30, 2010. Cash and cash equivalents were $111,991 as of September 30, 2011, as compared to $21,340 at September 30, 2010. This increase in our working capital was primarily a result of decreased borrowings which are classified as short term debt and recapitalized as preferred stock. In addition to our cash position on September 30, 2011, we had availability the ability to draw funds under both our lines of credit. Our change in cash and cash equivalents was primarily a result of the collection of accounts receivable.

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

Net cash provided (used in) operations during third quarter 2011 was ($178,265) compared with $(226,905) used in operations during the same period in 2010.  The increase in cash provided (used in) operations during third quarter 2011 was primarily due to the buildup of accounts payable and increased debt from the Cherrybrook acquisition.

Changes in net cash used in investing activities of $56,381 during third quarter 2011 compared with $0 during 2010 was a result in the acquisition of assets and new operations.

Net cash provided by financing activities of $189,582 during second quarter of 2011 compared with $240,621 during the same period 2010 was primarily due to increase in proceeds of additional paid in capital proceeds from the purchase of assets and shareholder loans to fund operations.

We believe that our current cash position and current line of credit availability will be limited but meet our cash needs throughout 2011.

Off Balance Sheet Arrangements

At September 30, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(e) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2011.In designing and evaluating the disclosure controls and procedures, management recognizes that any controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company are detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are not subject to any legal proceedings, therefore no disclosure under this Item 1.

 Item 1A.  Risk Factors

 A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Preferred Stock: None

Common Stock: None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  [REMOVED AND RESERVED]

Item 5.  Other Information

None

Item 6. Exhibits
Exhibit No.	Description
3.2	Amendment to Certificate of Incorporation
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101**

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Stockholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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